Form 10-Q
period 1996-03-31
STUDIO PLUS HOTELS INC
filed 1996-05-13
CIK 934599

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996


/ / Transition period report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from _______________ to _______________

                     Commission File Number:  34-0-25340




                            STUDIO PLUS HOTELS, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                               61-1273532
(State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)


                               1999 Richmond Road
                                    Suite 4
                            Lexington, Kentucky 40502
                    (Address of principal executive offices)

                                  606/269-1999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


Number of shares of Common Stock, $.01 par value outstanding as of May 3, 1996:
                                  8,351,898

                            Studio Plus Hotels, Inc.

                                     INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1996
         (unaudited) and December 31, 1995                                                                              3

         Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 1996 (unaudited) and 1995                                                        4

         Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1996 (unaudited) and 1995                                                        5

         Notes to Financial Statements                                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                      7


PART II.   OTHER INFORMATION AND SIGNATURES

Item 2.  Changes in Securities                                                                                         10

Item 6.  Exhibits and Reports on Form 8-K                                                                              11

         Report of Independent Accountants                                                                             12


         Signatures                                                                                                    13

Part I.  Financial Information
Item 1.  Financial Statements


                            STUDIO PLUS HOTELS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Thousands)


      ASSETS                                                                                         MARCH 31,     DECEMBER 31,
                                                                                                        1996          1995
                                                                                                    ----------     ------------
                                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                                                            $ 3,654       $ 2,557
  Accounts receivable, net of allowance of $70 and $71, respectively                                       491           372
  Refundable income taxes                                                                                                162
  Other current assets                                                                                     359           164
     Total current assets                                                                                4,504         3,255

  Property and equipment, net                                                                           66,626        59,630
  Deferred loan costs, net of accumulated amortization of $78 and $48, respectively                        418           245
  Non-compete agreement, net of accumulated amortization of $144 and $125, respectively                      6            25
  Pre-opening costs, net of accumulated amortization of $456 and $391, respectively                        429           210
  Deferred public offering costs                                                                           473
  Other assets                                                                                              11            11
                                                                                                       $72,467       $63,376
                                                                                                       -------       -------


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                                     $ 2,422       $ 1,877
  Compensation                                                                                             491           246
  Interest                                                                                                  62            18
  Income taxes payable                                                                                     217
  Accrued expenses                                                                                       1,217           762
                                                                                                       -------
           Total current liabilities                                                                     4,409         2,903

Long-term debt                                                                                          11,000         4,000
Deferred income tax                                                                                      4,827         4,827
Shareholders' equity:
    Common stock                                                                                            51            51
    Additional paid-in capital                                                                          50,490        50,490
    Retained earnings                                                                                    1,690         1,105
                                                                                                       -------       -------
              Total shareholders' equity                                                                52,231        51,646
                                                                                                       -------       -------
                                                                                                       $72,467       $63,376
                                                                                                       -------       -------





                 See accompanying notes to financial statements

Part I.  Financial Information
Item 1.  Financial Statements

                            STUDIO PLUS HOTELS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (Unaudited)

                                                                         THREE MONTH PERIODS
                                                                            ENDED MARCH 31,
                                                                   ------------------------------
                                                                       1996                1995
Revenue:
    Room revenue                                                   $   4,250            $   2,968
    Other revenue                                                        173                  168
                                                                                        ---------
      Total revenue                                                    4,423                3,136
                                                                                        ---------
Costs and expenses:
    Property operating expenses                                        1,931                1,342
    Corporate operating expenses                                         890                  313
    Depreciation and amortization                                        674                  408
    Interest expense, net of interest income of $33 in 1996              (32)                 751
                                                                                        ---------
      Total costs and expenses                                         3,463                2,814

Income before third party investors' interest,                                          ---------
    and income taxes                                                     960                  322
Third party investors' interest                                                               (27)
Income before income taxes                                               960                  295
Provision for income taxes                                              (375)
Net income                                                         $     585            $     295
                                                                   ---------            ---------

Pro forma income data:  (Note 4)
    Income before income taxes                                                          $     295
    Pro forma provision for income taxes                                                     (115)
    Pro forma net income                                                                $     180
                                                                                        ---------

Earnings per common and common equivalent shares,
    primary and fully diluted (Note 4)                             $    0.11
 Pro forma earnings per share (Note 4)                                                  $    0.14
                                                                                        ---------

Weighted average number of common and common
    equivalent shares outstanding (Note 4)                         5,319,998            1,284,799





                 See accompanying notes to financial statements

  Part I.  Financial Information
  Item 1.  Financial Statements

                            STUDIO PLUS HOTELS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)

                                                                                    THREE MONTH PERIODS
                                                                                       ENDED MARCH 31,
                                                                                  1996                1995
                                                                                 ------              ------
Cash flows from operating activities:
     Net Income                                                                  $  585              $  295
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Third party investors' interest                                                                  27
        Depreciation and amortization                                               674                 408
        Gain on sale of assets                                                                          (60)
        Bad debt expense                                                             14                  22
        Change in:
           Accounts receivable                                                     (132)                (63)
           Other current assets                                                    (196)                 (2)
           Other assets                                                                                 (16)
           Accounts payable                                                         338                  99
           Income taxes payable                                                     379
           Accrued expenses                                                         373                  21
                                                                                 ------              ------
              'Net cash provided by operating activities                          2,035                 731
                                                                                 ------              ------

Cash flows from investing activities:
     Sale of assets                                                                                     141
     Expenditures for land, buildings, improvements, furniture and fixtures      (7,342)             (1,952)
     Additions to preopening costs                                                 (285)                (37)
              'Net cash used in investing activities                             (7,627)             (1,848)
                                                                                 ------              ------

Cash flows from financing activities:
     Proceeds from long-term debt                                                 7,000               1,192
     Proceeds from notes payable to shareholders and partners                                           867
     Principal payments on long-term debt                                                              (147)
     Additions to deferred loan costs                                              (203)
     Public offering costs                                                         (108)               (247)
              'Net cash provided by financing activities                          6,689               1,665

              'Net increase in cash and cash equivalents                          1,097                 548

Cash and cash equivalents at beginning of periods                                 2,557                 458
                                                                                 ------              ------
Cash and cash equivalents at end of periods                                      $3,654              $1,006





                 See accompanying notes to financial statements

                            Studio Plus Hotels, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.
         All significant intercompany balances and transactions have been eliminated.

(2)  Follow-on Offering

         On April 2, 1996, Studio Plus Hotels, Inc. and its wholly owned subsidiary, Studio Plus Properties, Inc. (together the "Company"), completed a follow-on offering of 3,450,000 shares of common stock, including 450,000 shares issued as a result of the exercise of the underwriters' over-allotment option, and 213,102 shares sold by selling shareholders at $25.25 per share (the "Offering"). Net proceeds to the Company were approximately $76.7 million, which excluded any proceeds from the selling shareholders. The Company used the proceeds from the Offering to repay approximately $11.0 million of mortgage indebtedness and the balance to fund the national expansion and development of StudioPLUS hotels and for working capital and general corporate purposes.

(3)  Income Taxes

         Net income for periods prior to the completion of the Company's Initial Public Offering on June 26, 1995 (the "IPO") excludes taxes on income. Prior to the IPO, the Company was organized as S-corporations and partnerships, and were not subject to income tax.

(4)  Earnings Per Share

         The weighted average number of common and common equivalent shares used in the computation of earnings per share for the three months ended March 31, 1996 are as follows:

         Weighted average common shares issued             5,115,000
         Dilutive effect of stock options                    204,998

                                                           ---------

            Weighted average number of common and
              common equivalent shares                     5,319,998

         The pro forma earnings per share for the three months ended March 31, 1995, has been calculated by dividing pro forma net income by the weighted average number of shares of common stock deemed to be outstanding. Net income has been adjusted to pro forma net income by reflecting the tax that would have been paid by the Company if it had been subject to income tax for the full period, assuming a 39.0% effective tax rate.

         The Company believes that the earnings per share calculations discussed above, required in accordance with Accounting Principles Board Opinion Number 15, are not meaningful for periods prior to the IPO. Rather, if certain adjustments are made to the combined historical operating results for the Predecessor Entities and 5,115,000 shares were assumed outstanding, the adjusted net income per share for the three months ended March 31, 1995, would have been $0.10, compared to $0.11 for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         During the first quarter of 1996, Studio Plus Hotels, Inc. (the "Company") opened three new hotels, one each in Montgomery, Alabama (February 24, 1996; 72 suites), Charlotte, North Carolina (March 29, 1996; 72 suites), and Birmingham, Alabama (March 31, 1996; 72 suites). The addition of these three hotels brings the Company's total portfolio to 25 StudioPLUS hotels in operation, or 1,786 suites, as of March 31, 1996. The Company's development efforts are on track and it has broken ground on four new sites since the end of the first quarter. As of May 3, 1996, the Company had ten hotels under construction located in six states, all of which are currently expected to open by the end of this year. In addition, development efforts are under way or negotiations are continuing on approximately 30 additional sites located in 13 states. The Company anticipates acquiring and beginning construction on most of these additional sites by the end of 1996, with the goal of operating 60 StudioPLUS hotels by the end of 1997, and 100 by the end of 1998. The Company will continue searching for other appropriate sites to locate and construct StudioPLUS hotels as it expands its development pipeline.

         In accordance with its business plan, the Company has continued its deliberate, increased investment in human resources and corporate infrastructure. During the three months ended

March 31, 1996, additional personnel were hired to help manage the accelerated pace of development, as well as to help train and prepare for operating an ever-increasing number of StudioPLUS hotels. To stay on top of the Company's growth, experienced, enthusiastic and energetic individuals have been added to further support the areas of site acquisition, construction supervision, hotel operations, marketing and finance. To complement the over 30 years of experience senior management has in developing and operating extended stay hotels, and in addition to the extensive experience of our other corporate management, support and hotel operations personnel, these newest additions include professionals with experience in the hotel industry as well as in the areas of real estate acquisition and development. As the Company continues to further expand upon its regional presence, it anticipates proactively adding more management and support staff throughout the year in preparation of operating 35 StudioPLUS hotels by year end.

         The Company completed an initial public offering (the "IPO") on June 26, 1995, at which time it acquired, through merger and acquisition, all of the assets of the S-corporations and partnerships that owned StudioPLUS hotels (the "Predecessor Entities"). The Company sold 3,565,000 shares of common stock (the "Common Stock") in the IPO at a price of $15.00 per share. The Company sold an additional 3,450,000 shares of Common Stock, including 213,102 shares sold by selling shareholders, in a follow-on offering (the "Offering") that was completed April 2, 1996, at a price of $25.25 per share.

         The following discusses historical results for the Company from the date of the IPO, and combined historical results for the Predecessor Entities prior to the IPO.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1996, to three months ended March 31, 1995.

         Total revenue for the three months ended March 31, 1996, was $4,423,000, an increase of $1,287,000, or approximately 41.0% over the corresponding three month period during 1995. Room revenue for this period increased by approximately $1,282,000, of which (i) approximately $446,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $836,000 is attributable to the seven new hotels that have opened since December 31, 1994. The increase in room revenue from the 18 hotels open throughout both periods resulted from a 14.4% increase in weekly revenue per available room from $174.85 to $200.09, which reflects a 9.8% increase in average weekly rates from $228.54 to $251.02 and an increase in occupancy from 76.5% to 79.7%. The net increase in other revenue was approximately $5,000; however, excluding a one-time gain on sale of assets of approximately $67,000 that occurred during the three months ended March 31, 1995, other revenue increased approximately $72,000 due primarily to higher telephone, laundry and vending income.

         Operating expenses for the three months ended March 31, 1996, including property and corporate expenses, were $2,821,000, an increase of $1,166,000, or approximately 70.5% over the three months ended March 31, 1995. Property operating expense increased by approximately $589,000, of which (i) approximately $229,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $360,000 is attributable to the seven new hotels that have opened since December 31, 1994. The increase in property operating expense for the 18 hotels open throughout both periods resulted primarily from higher labor costs relating to hiring and training hotel operations personnel in preparation for opening additional hotels later this year, as well as higher housekeeping and administrative expenses. Corporate operating expense increased approximately $577,000, resulting from expanding the Company's corporate infrastructure to support its national expansion program, in addition to various expenses associated with operating as a public company which were not applicable during the prior year period.

         Depreciation and amortization expense increased $266,000, or approximately 65.2%, resulting primarily from operating the seven new hotels and the associated amortization of their pre-opening costs. The reduction of $783,000 in interest expense for the three months ended March 31, 1996, over the corresponding period in 1995 can be attributed to a decrease of approximately $750,000 in interest expense, resulting from the payoff of debt from the IPO proceeds, and an increase in interest income of approximately $33,000 due to the investment of proceeds from the IPO. The provision for income taxes for the three months ended March 31, 1996, was approximately $375,000, for an effective tax rate of 39.0%. Prior to the IPO, the Predecessor Entities were not subject to income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         On April 2, 1996, the Company completed its follow-on Offering of Common Stock, raising additional equity and increasing paid-in capital by approximately $76.7 million. The Company will use the net proceeds from the Offering to repay approximately $11.0 million (as of March 31, 1996) of indebtedness under its line of credit (the "Line of Credit"), and the balance to fund the development of additional StudioPLUS hotels and for working capital and general corporate purposes. Pending the use of such proceeds as indicated, the net proceeds will be invested in interest-bearing, short-term, investment grade securities or money market accounts.

         During the three months ended March 31, 1996, the Company generated $2.0 million in cash provided by operating activities, an increase of $1.3 million over the three months ended March 31, 1995. This 178.4% increase can be attributed to an improvement in net income resulting from operating seven new hotels and an increase in accounts payable, income taxes payable, and accrued expenses. The Company had cash and cash equivalents of $3.7 million and $2.6 million at March 31, 1996, and December 31, 1995, respectively.

         In February, the Company amended their existing Line of Credit with Bank One, Lexington, NA (the "Bank") to increase its borrowing capacity from $30 million to $50 million. Subsequent to the increase to $50 million, the Company has received a commitment from the Bank to increase the principal amount available under the Line of Credit to approximately $163 million. The increase in the Line of Credit is subject to the Bank obtaining commitments from participating lenders and other customary closing conditions. Under the commitment for the increased Line of Credit, the financial covenants and terms and conditions of the existing Line of Credit will continue to apply and the Company has agreed to certain additional financial covenants and restrictions which the Company does not believe will adversely affect the Company. There can be no assurance that all the conditions to the increase in the Line of Credit will be met or that the Company will be able to obtain the increase in the Line of Credit.

         The Company currently expects to open one additional StudioPLUS hotel during the second quarter, four during the third quarter and five during the fourth quarter of 1996. The Company estimates that these ten additional StudioPLUS hotels to be completed during 1996 should have a total cost of approximately $31 million, which the Company intends to fund with proceeds from the Offering, borrowings available under its line of credit, and cash flow from operations. However, there can be no assurance that the Company will complete the development of such additional StudioPLUS hotels during 1996 in a timely manner or within budget.

         The Company in the future may seek to further increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured at fixed or variable interest rates and may be subject to such terms as the Board of Directors of the Company deems prudent.

         The Company believes that the proceeds from the Offering, borrowings under the Line of Credit and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets", and SFAS No. 123 "Accounting for Stock-Based Compensation", both of which are effective for fiscal years beginning after December 31, 1995.

         SFAS No. 121 requires that long-lived assets and certain intangibles held and used by entities be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has concluded that adoption of this standard has no material impact on its financial condition or results of operation.

         SFAS No. 123 requires either the recognition or the pro forma disclosure of compensation expense for stock options and other equity instruments determined by a fair value based method of accounting. The Company intends to disclose pro forma net income and earnings per share in the 1996 Annual Report, which will have no effect on the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

          See Note 2, Part 1 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


EXHIBIT
NUMBER
- - ------
15      Filed herewith; Report from Coopers & Lybrand L.L.P., dated May 1, 1996.

27      Financial Data Schedule (SEC Use Only)

(B) REPORTS OF FORM 8-K

         Current report on form 8-K dated February 27, 1996, filed for purposes of providing updated financial information for the year ended December 31, 1995. Information included within Form 8-K is as follows: First Amendment to Rights Agreement;Selected Financial Information and Other Data for the Company for each of the five years in the period ended December 31, 1995; Unaudited
Pro Forma Statement of Operations for the Company for the year ended December 31, 1995; Management's Discussion and Analysis of Financial Condition and Results of Operations; and the Company's Audited Consolidated Financial Statements and Notes, and Report of Independent Accountants.

                      REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Studio Plus Hotels, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet and related condensed consolidated statements of operations and cash flows of Studio Plus Hotels, Inc. and Subsidiary as of March 31, 1996, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


  /s/ Coopers & Lybrand L.L.P.
- - --------------------------------
Coopers & Lybrand, L.L.P.
Cincinnati, Ohio
May 1, 1996

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Studio Plus Hotels, Inc.



Date: May 10, 1996                By:  /s/ Norwood Cowgill, Jr.
- - -------------------------              -----------------------------------------
                                          Norwood Cowgill, Jr.
                                          Chairman of the Board, and President



Date: May 10, 1996                By:  /s/ James C. Baughman, Jr.
- - -------------------------              -----------------------------------------
                                          James C. Baughman, Jr.
                                          Chief Financial Officer and Treasurer