Form 10-Q
period 1996-06-30
STUDIO PLUS HOTELS INC
filed 1996-08-14
CIK 934599

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996


/ / Transition period report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from                 to
                                     ---------------    ---------------

                      Commission File Number:  34-0-25340




                            STUDIO PLUS HOTELS, INC.
             (Exact name of registrant as specified in its charter)


      Virginia                                                  61-1273532
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)


                               1999 Richmond Road
                                    Suite 4
                           Lexington, Kentucky  40502
                    (Address of principal executive offices)

                                  606/269-1999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


Number of shares of Common Stock, $.01 par value outstanding as of July 30,
1996:
                                 12,527,833

                            Studio Plus Hotels, Inc.

                                     INDEX

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1996
         and December 31, 1995                                                           3

         Condensed Consolidated Statements of Operations for the three
         month periods ended June 30, 1996 and 1995                                      4

         Condensed Consolidated Statements of Operations for the six
         month periods ended June 30, 1996 and 1995                                      5

         Condensed Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 1996 and 1995                                      6

         Notes to Financial Statements                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       9


PART II.   OTHER INFORMATION AND SIGNATURES
Item 2.  Changes in Securities                                                          13

Item 4.  Submission of Matters to a Vote of Security Holders                            13

Item 6.  Exhibits and Reports on Form 8-K                                               13

         Signatures                                                                     14

         Index to Exhibits                                                              15

  Part I.  Financial Information
  Item 1.  Financial Statements

                            Studio Plus Hotels, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Thousands)


      ASSETS                                               June 30,    December 31,
                                                             1996         1995
                                                         -----------   ------------
                                                         (Unaudited)
  Current assets:
    Cash and cash equivalents                              $ 22,332       $ 2,557
    Investments available-for-sale                           38,910
    Accounts receivable, net of allowance of $90 and
      $71, respectively                                         734           372
    Refundable income taxes                                                   162
    Other current assets                                        477           164
         Total current assets                                62,453         3,255
                                                           --------       -------

  Property and equipment, net                                76,248        59,630
  Deferred loan costs, net of accumulated amortization
    of $120 and $48, respectively                               406           245
  Preopening costs, net of accumulated amortization
    of $554 and $391, respectively                              567           210
  Other assets                                                    8            36
                                                           --------       -------
                                                           $139,682       $63,376
                                                           --------       -------



      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                                       $  2,505       $ 1,877
    Property tax                                                411           322
    Compensation                                                316           246
    Income taxes payable                                        556
    Accrued expenses                                            550           458
      Total current liabilities                               4,338         2,903
                                                           --------       -------

  Long-term debt                                                            4,000
  Deferred income tax                                         4,831         4,827
  Shareholders' equity:
    Common stock                                                 84            51
    Additional paid-in capital                              127,241        50,490
    Net unrealized gains on investments                           6
    Retained earnings                                         3,182         1,105
       Total shareholders' equity                           130,513        51,646
                                                           --------       -------
                                                           $139,682       $63,376
                                                           --------       -------





                 See accompanying notes to financial statements

  Part I.  Financial Information
  Item 1.  Financial Statements

                            Studio Plus Hotels, Inc.
                Condensed Consolidated Statements of Operations
                  (Thousands, except earnings per share data)
                                  (Unaudited)

                                                                     Three Month Periods
                                                                        Ended June 30,
                                                               ------------------------------
                                                                  1996                 1995
                                                               ----------           ---------
  Revenue:
    Room revenue                                               $    5,534           $   4,076
    Other revenue                                                     170                 135
                                                               ----------           ---------
      Total revenue                                                 5,704               4,211
                                                               ----------           ---------
  Costs and expenses:
    Property operating expenses                                     2,454               1,633
    Corporate operating expenses                                      866                 432
    Depreciation and amortization                                     762                 435
    Interest expense, net of interest income of $823 in 1996         (823)                770
                                                               ----------           ---------
      Total costs and expenses                                      3,259               3,270
  Income before third party investors' interest and
                                                               ----------           ---------
    income taxes                                                    2,445                 941
  Third party investors' interest                                                        (115)
                                                               ----------           ---------
  Income before income taxes                                        2,445                 826
  Provision for income taxes                                          953                 575
                                                               ----------           ---------
  Income before extraordinary loss                                  1,492                 251
  Extraordinary loss                                                                     (185)
                                                               ----------           ---------
  Net income                                                   $    1,492           $      66
                                                               ----------           ---------

  Pro forma income data:  (Note 5)
    Income before income taxes                                                      $     826
    Pro forma provision for income taxes                                                 (330)
                                                                                    ---------
    Pro forma income before extraordinary loss                                            496
    Extraordinary loss                                                                   (185)
                                                                                    ---------
    Pro forma net income                                                            $     311
                                                                                    ---------

  Earnings per common and common equivalent shares,
    primary and fully diluted (Note 5)                         $     0.12
                                                               ----------

  Pro forma earnings per share:  (Note 5)
    Income before extraordinary loss                                                $    0.22
    Extraordinary loss                                                                  (0.08)
    Net income                                                                      $    0.14
                                                                                    ---------

  Weighted average number of common and common
    equivalent shares outstanding (Note 5)                     12,744,785           2,242,875





                 See accompanying notes to financial statements

  Part 1.  Financial Information
  Item 1.  Financial Statements

                            Studio Plus Hotels, Inc.
                Condensed Consolidated Statements of Operations
                  (Thousands, except earnings per share data)
                                  (Unaudited)

                                                                      Six Month Periods
                                                                        Ended June 30,
                                                               ------------------------------
                                                                  1996                1995
                                                               ----------           ---------
  Revenue:
    Room revenue                                               $    9,784           $   7,044
    Other revenue                                                     343                 303
                                                               ----------           ---------
      Total revenue                                                10,127               7,347
                                                               ----------           ---------
  Costs and expenses:
    Property operating expenses                                     4,385               2,975
    Corporate operating expenses                                    1,756                 745
    Depreciation and amortization                                   1,436                 843
    Interest expense, net of interest income of $856 in 1996         (855)              1,521
                                                               ----------           ---------
      Total costs and expenses                                      6,722               6,084

                                                               ----------           ---------
  Income before third party investors' interest and
    income taxes                                                    3,405               1,263
  Third party investors' interest                                                        (142)
                                                               ----------           ---------
  Income before income taxes                                        3,405               1,121
  Provision for income taxes                                        1,328                 575
                                                               ----------           ---------
  Income before extraordinary loss                                  2,077                 546
  Extraordinary loss                                                                     (185)
                                                                                    ---------
  Net income                                                   $    2,077           $     361
                                                               ----------           ---------

  Pro forma income data:  (Note 5)
    Income before income taxes                                                      $   1,121
    Pro forma provision for income taxes                                                 (448)
                                                                                    ---------
    Pro forma income before extraordinary loss                                            673
    Extraordinary loss                                                                   (185)
                                                                                    ---------
    Pro forma net income                                                            $     488
                                                                                    ---------

  Earnings per common and common equivalent shares,
    primary and fully diluted (Note 5)                         $     0.20
                                                               ----------

  Pro forma earnings per share:  (Note 5)
    Income before extraordinary loss                                                $    0.32
    Extraordinary loss                                                                  (0.09)
    Net income                                                                      $    0.23
                                                                                    ---------

  Weighted average number of common and common
    equivalent shares outstanding (Note 5)                     10,362,392           2,085,909





                 See accompanying notes to financial statements

  Part I.  Financial Information
  Item 1.  Financial Statements

                            Studio Plus Hotels, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Thousands)
                                  (Unaudited)

                                                                           Six Month Periods
                                                                             Ended June 30,
                                                                             --------------
                                                                         1996            1995
                                                                       --------        --------
  Cash flows from operating activities:
     Net Income                                                        $ 2,077         $    361
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Third party investors' interest                                                     142
        Depreciation and amortization                                    1,436              843
        Gain on sale of assets                                                              (61)
        Bad debt expense                                                    62               16
        Extraordinary loss                                                                  185
        Deferred income tax liability                                                       540
        Change in:
           Accounts receivable                                            (423)            (368)
           Other current assets                                           (166)            (218)
           Other assets                                                      3              246
           Accounts payable                                                127              547
           Income taxes                                                    718
           Accrued expenses                                                325             (243)
                                                                       -------         --------
           Net cash provided by operating activities                     4,159            1,990
                                                                       -------         --------

  Cash flows from investing activities:
     Expenditures for land, buildings, improvements, furn              (17,439)          (4,708)
     Sale of assets                                                                         141
     Purchase of available-for-sale securities                         (10,088)
     Purchase of held-to-maturity securities                           (28,812)
     Additions to preopening costs                                        (521)             (49)
     Purchase of third party investors' interest                                         (1,500)
           Net cash used in investing activities                       (56,860)          (6,116)
                                                                       -------         --------

  Cash flows from financing activities:
     Proceeds from long-term debt                                        7,000            3,579
     Proceeds from notes payable to shareholders and partners                             1,728
     Principal payments on long-term debt                              (11,075)         (37,174)
     Principal payments on notes to shareholders                                         (3,111)
     Cash dividends                                                                      (2,295)
     Proceeds from public offering, net of underwriting c               77,236           49,732
     Additions to deferred loan costs                                     (232)            (318)
     Public offering costs                                                (453)            (814)
           Net cash provided by financing activities                    72,476           11,327
                                                                       -------         --------

           Net increase in cash and cash equivalents                    19,775            7,201

  Cash and cash equivalents, at beginning of periods                     2,557              457

  Cash and cash equivalents, at end of periods                         $22,332         $  7,658
                                                                       -------         --------





                 See accompanying notes to financial statements

                           Studio Plus Hotels, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

(1)  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Studio Plus Hotels, Inc. and its wholly owned subsidiary, Studio Plus Properties, Inc. (together the "Company"), 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        All significant intercompany balances and transactions have been eliminated.

(2)  Investments

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires that certain investments be classified into three separate categories:
"held-to-maturity," "available-for-sale," and "trading," each with different accounting treatment. The Company has classified its investment in a mutual fund, investing primarily in municipal bonds, and its investment in United
States Government obligations as "available-for-sale."   The available-for-sale
classification requires the Company to record these investments at fair market value and record the gross unrealized holding gains and losses, after-tax, as a separate component of shareholders' equity. The amortized cost of these investments is approximately $38,900,000 at June 30, 1996. Investments with maturities between three and twelve months are considered short-term investments.

(3)  Income Taxes

        Net income for periods prior to the completion of the Company's initial
public offering on June 26, 1995 (the "IPO") excludes taxes on income.   Prior
to the IPO, the Company was organized as S-corporations and partnerships (the "Predecessor Entities"), and therefore, was not subject to income tax.

(4)  Follow-on Offering and Stock Split

        On April 2, 1996, the Company completed a follow-on offering of 3,236,898 shares of Common Stock, including 450,000 shares issued as a result of the exercise of the underwriters' over-allotment option at $25.25 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $76.8 million. The Company used the net proceeds from the

Offering to repay approximately $11.0 million of indebtedness under its line of credit (the "Line of Credit") and the balance to fund the development of additional StudioPLUS hotels and for working capital and general corporate purposes.

        On July 9, 1996, a three-for-two split of the Company's Common Stock was effected in the form of a stock dividend of three shares of Common Stock for each two shares of Common Stock outstanding at the close of business on June
20, 1996.    Effective with the stock split, Common Stock outstanding increased from 8,351,898 to 12,527,833 shares. Accordingly, all applicable share and per share data, except as discussed in the preceding paragraph, have been adjusted for the stock split.

(5)  Earnings Per Share

        The weighted average number of common and common equivalent shares used in the computation of earnings per share for the three months ended June 30, 1996, are as follows:


        Weighted average common shares issued             8,280,758
        Dilutive effect of stock options                    215,765
        Retroactive recognition for stock split           4,248,262
                                                          ---------
        Weighted average number of common and
         common equivalent shares                        12,744,785


     The weighted average number of common and common equivalent shares used in the computation of earnings per share for the six months ended June 30, 1996, are as follows:


         Weighted average common shares issued            6,697,879
         Dilutive effect of stock options                   210,382
         Retroactive recognition for stock split          3,454,131
                                                          ---------
         Weighted average number of common and
          common equivalent shares                       10,362,392


         The pro forma earnings per share for the three month and six month periods ended June 30, 1995, have been calculated by dividing pro forma net income by the weighted average number of shares of Common Stock deemed to be outstanding. Net income has been adjusted to pro forma net income by reflecting the tax that would have been paid by the Company if it had been subject to income tax for the full period, assuming a 40.0% effective tax rate.

         The Company believes that the earnings per share calculations discussed above, required in accordance with Accounting Principles Board Opinion No. 15, are not meaningful for periods prior to the IPO. Rather, if certain adjustments are made to the combined historical operating results for the Predecessor Entities and 7,672,500 shares are assumed outstanding on a post-split basis, the adjusted net income per share for the six months ended June 30, 1995 would be $0.19, compared to $0.20 for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the first six months of 1996, Studio Plus Hotels, Inc. (the "Company") opened four new hotels: one in Montgomery, Alabama (February 24, 1996, 72 suites), one in Charlotte, North Carolina (March 29, 1996, 72 suites), and two in Birmingham, Alabama (March 31, 1996, 72 suites; May 20, 1996, 72 suites). The addition of these four hotels brings the Company's total portfolio to 26 StudioPLUS hotels in operation containing 1,858 suites, as of June 30, 1996. As of July 30, 1996, the Company had 11 StudioPLUS hotels under construction located in 7 states, all of which are expected to open by the end of the first quarter of 1997. In addition, the Company has 19 sites under contract, located in 9 states, and development efforts are under way or negotiations are continuing on approximately 30 additional sites located in 15 states. The Company anticipates acquiring and beginning construction on many of these additional sites by the end of 1996, with the goal of operating at least 60 StudioPLUS hotels by the end of 1997 and at least 100 by the end of 1998. The Company will continue searching for other appropriate sites to locate and construct StudioPLUS hotels as it expands its development pipeline.

     During the second quarter of 1996 the Company continued to add to its corporate infrastructure. This was evident especially in the area of corporate operations support as the Company added staff to help prepare for opening and operating approximately nine more StudioPLUS hotels this year and at least 25 StudioPLUS hotels in 1997. However, the most significant addition this year came just following the conclusion of the second quarter when the Company announced on July 17, 1996, that Michael J. Moriarty would join its senior management team as President and Chief Operating Officer and as a member of the Board of Directors. Moriarty is an experienced lodging professional whose background includes national development and brand expansion, finance, and hotel operations management. With several strategic personnel additions completed during the second quarter concluding with the addition of Moriarty, the pace of further increases in corporate support staff is expected to decrease for the balance of 1996.

     At the conclusion of the first quarter, the Company sold 3,236,898 shares of Common Stock in a follow-on offering (the "Offering") that was completed on April 2, 1996, at a price of $25.25 per share. This Offering increased the number of outstanding shares of Common Stock to 8,351,898 shares prior to the split.

     On May 28, 1996, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock. This stock split was effected in the form of a stock dividend paid on July 9, 1996 to shareholders of record on June 20, 1996. As a result, the number of shares of Common Stock outstanding increased to 12,527,833 shares.

     The Company's disclosures regarding its development schedule and plans for the opening of new StudioPLUS hotels constitute "forward looking statements" which are subject to various risks and uncertainties. For the Company's assessment of the relevant factors relating to such risks and uncertainties in connection with the "safe harbor" provisions of the Private Securities

Litigation Reform Act of 1995, readers of this Quarterly Report on Form 10-Q are advised to review the Company's disclosures contained in the Company's Current Report on Form 8-K dated August 13, 1996 and filed with the Commission on August 13, 1996.

     The following discusses historical results for the Company from the date of the IPO and combined historical results for the Predecessor Entities prior to the IPO.


RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1996, to three months ended June 30, 1995.

     Total revenue for the three months ended June 30, 1996, was $5,704,000, an increase of $1,493,000, or approximately 35.5% over the corresponding three months during 1995. Room revenue for this period increased by approximately $1,458,000, of which (i) approximately $146,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $1,312,000 is attributable to the eight new hotels that have opened since December 31, 1994 (the "New Hotels"). The increase in room revenue from the 18 hotels open throughout both periods resulted from a 4.0% increase in weekly revenue per available room from $222.93 to $231.85, which reflects a 7.8% increase in average weekly rates from $249.67 to $269.06 and a decrease in occupancy from 89.3% to 86.2%. The net increase in other revenue was approximately $35,000, due primarily to telephone, laundry and vending income from the New Hotels.

     Property operating expenses for the three months ended June 30, 1996 were $2,454,000, an increase of $821,000, or approximately 50.3% over the three months ended June 30, 1995 of which (i) approximately $191,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $630,000 is attributable to the New Hotels. The increase in property operating expenses for the 18 hotels open throughout both periods resulted primarily from higher labor, marketing and administrative expenses. Corporate operating expenses increased approximately $434,000, resulting from expanding the Company's corporate infrastructure to support its national expansion program, in addition to various expenses associated with operating as a public company which were not applicable for the corresponding period during the prior year.

     Depreciation and amortization expense increased $327,000, or approximately 75.2%, resulting primarily from operating the New Hotels and the associated amortization of their preopening costs. The reduction of $1,593,000 in net interest expense for the three months ended June 30, 1996, over the corresponding period in 1995 is attributable to a decrease of approximately $770,000 in interest expense, resulting from the payoff of debt from the IPO and Offering proceeds, and an increase in interest income of approximately $823,000 due primarily to the investment of proceeds from the Offering. The provision for income taxes for the three months ended June 30, 1996, was approximately $953,000, for an effective tax rate of 39.0%. Prior to the IPO, the Predecessor Entities were not subject to income taxes. The income tax expense for the three months ended June 30, 1995, consists primarily of charges relating to the termination of the S-corporation and partnership status of the Predecessor Entities.

Comparison of six months ended June 30, 1996, to six months ended June 30, 1995.

     Total revenue for the six months ended June 30, 1996, was $10,127,000, an increase of $2,780,000 or approximately 37.8% over the corresponding six months during 1995. Room revenue for this period increased by approximately $2,740,000, of which (i) approximately $593,000 is attributable to the 18 hotels open throughout both periods, and (ii) approximately $2,147,000 is attributable to the New Hotels. The increase in room revenue from the 18 hotels open throughout both periods resulted from an 8.5% increase in weekly revenue per available room from $199.02 to $215.97, which reflects an 8.5% increase in average weekly rates from $239.98 to $260.39, with occupancy remaining the same for both periods at 82.9%. The net increase in other revenue was approximately $40,000; however, excluding a one-time gain on sale of assets of approximately $67,000 that occurred during the three months ended March 31, 1995, other revenue increased approximately $107,000 due primarily to higher telephone, laundry and vending income.

     Property operating expenses for the six months ended June 30, 1996 were $4,385,000, an increase of $1,410,000, or approximately 47.4% over the six months ended June 30, 1995, of which (i) approximately $418,000 is attributable to the 18 hotels open throughout both periods, and (ii) approximately $992,000 is attributable to the New Hotels. The increase in property operating expenses for the 18 hotels open throughout both periods resulted primarily from higher labor, marketing, and administrative expenses. Corporate operating expenses increased approximately $1,011,000, resulting from corporate infrastructure expansion in addition to various expenses associated with operating as public company which were not applicable for the corresponding period during the prior year.

     Depreciation and amortization expense increased $593,000, or approximately 70.3%, resulting primarily from operating the New Hotels and the associated amortization of their preopening costs. The reduction of $2,376,000 in interest expense for the six months ended June 30, 1996, over the corresponding period 1995 can be attributed to a decrease of approximately $1,521,000 in interest expense, resulting from the payoff of debt with proceeds from the Company's IPO in 1995 and the Offering in April, 1996 and an increase in interest income of approximately $855,000 due to the investment proceeds from the follow-on offering. The provision for income taxes for the six months ended June 30, 1996 was approximately $1,328,000, for an effective tax rate of 39.0%. Prior to the IPO, the Predecessor Entities were not subject to income taxes. The income tax expense for the six months ended June 30, 1995, consists primarily of charges relating to the termination of the S-corporation and partnership status of the Predecessor Entities.


LIQUIDITY AND CAPITAL RESOURCES

     On April 2, 1996, the Company completed its follow-on Offering of Common Stock, raising net proceeds and increasing paid-in capital by approximately $76.8 million. The Company applied a portion of the net proceeds from the Offering to repay approximately $11.0 million of indebtedness under its line of credit (the "Line of Credit"), the balance to fund the development of additional StudioPLUS hotels and for working capital and general corporate purposes. Excess net proceeds have been invested in interest-bearing, short-term, investment grade securities or money market accounts.

     During the six months ended June 30, 1996, the Company generated $4,159,000 in cash provided by operating activities, an increase of $2,169,000 over the six months ended June 30, 1995. This 109% increase can be attributed primarily to an improvement in net income resulting from operating the New Hotels.

     In February, the Company amended its existing Line of Credit with Bank One, Lexington, NA (the "Bank") to increase its borrowing capacity from $30 million to $50 million. Subsequent to the increase to $50 million, the Company received a commitment from the Bank to increase the principal amount available under the Line of Credit to approximately $163 million. The increase in the Line of Credit is subject to the Bank obtaining commitments from participating lenders and other customary closing conditions. Under the commitment for the increased Line of Credit, the financial covenants and terms and conditions of the existing Line of Credit will continue to apply, and the Company has agreed to certain additional financial covenants and restrictions which the Company does not believe will adversely affect the Company. There can be no assurance that the Bank will be successful in obtaining commitments from participating lenders or that all the conditions to the increase in the Line of Credit will be met or that the Company will be able to obtain the increase in the Line of Credit.

     Of the 11 StudioPLUS hotels currently under construction, the Company expects to open nine by the end of 1996. The Company estimates that these nine additional StudioPLUS hotels to be completed during 1996 should have a total development cost of approximately $28.0 million which the Company intends to fund with proceeds from the Offering, borrowings under the Line of Credit and cash flow from operations. However, there can be no assurance that the Company will complete the development of such additional StudioPLUS hotels during 1996 in a timely manner or within budget.

     The Company in the future may seek to further increase the amount of its credit facilities, negotiate additional or modify existing credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured at fixed or variable interest rates and may be subject to such terms as the Board of Directors of the Company deems prudent.

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


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     See Note 2, Part 1 of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's shareholders (the "1996 Annual Meeting") was held on May 28, 1996. The issues submitted for vote and results of shareholders' votes have been previously reported in the Company's Current Report on Form 8-K dated June 13, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER

10.1 Letter from Bank One extending March 6, 1996 commitment letter closing date to November 15, 1996.

15      Filed herewith; Report from Coopers & Lybrand L.L.P., dated August 5,
        1996.

27 Financial Data Schedules (filed only electronically with The Securities and Exchange Commission).

(B) REPORTS OF FORM 8-K

        A Current Report on Form 8-K dated June 13, 1996 was filed during the period covered by this Quarterly Report on Form 10-Q, reporting the results of the Company's 1996 Annual Meeting.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Studio Plus Hotels, Inc.




Date: August 13, 1996                By:  /s/ Norwood Cowgill, Jr.
      ---------------                     --------------------------------
                                          Norwood Cowgill, Jr.
                                          Chairman of the Board
                                          and Chief Executive Officer



Date: August 13, 1996                By:  /s/ James C. Baughman, Jr.
      ---------------                     --------------------------------
                                          James C. Baughman, Jr.
                                          Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number
- -------

10.1 Letter from Bank One extending March 6, 1996 commitment letter closing date to November 15, 1996.

15      Filed herewith; Report from Coopers & Lybrand L.L.P., dated August 5,
        1996.

27 Financial Data Schedules (filed only electronically with The Securities and Exchange Commission).