Form 10-Q
period 1996-09-30
STUDIO PLUS HOTELS INC
filed 1996-11-13
CIK 934599

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


Number of shares of Common Stock, $.01 par value outstanding as of October 31,
                              1996: 12,528,845

                            Studio Plus Hotels, Inc.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 1996
         and December 31, 1995                                               3

         Condensed Consolidated Statements of Operations for the three
         month periods ended September 30, 1996 and 1995                     4

         Condensed Consolidated Statements of Operations for the nine
         month periods ended September 30, 1996 and 1995                     5

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1996 and 1995                     6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


PART II. OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14


Part I. Financial Information
Item 1. Financial Statements



                           STUDIO PLUS HOTELS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Thousands)




        ASSETS                                September 30,      December 31,
                                                  1996               1995
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                     $31,663             $2,557
  Investments available-for-sale                 18,227
  Accounts receivable, net of allowance of
    $75 and $71, respectively                       739                372
  Refundable income taxes                                              162
  Other current assets                              502                164
    Total current assets                         51,131              3,255

Property and equipment, net                      91,426             59,630
Deferred loan costs, net of accumulated
   amortization of $166 and $48, respectively       383                245
Preopening costs, net of accumulated amortization
   of $633 and $391, respectively                   552                210
Other assets                                          6                 36
                                               $143,498            $63,376



        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $3,544             $1,877
  Property tax                                      512                322
  Compensation                                      522                246
  Income taxes payable                            1,139
  Accrued expenses                                  641                458
    Total current liabilities                     6,358              2,903


Long-term debt                                                       4,000
Deferred income tax                               4,846              4,827
Shareholders' equity:
  Common stock                                      125                 51
  Additional paid-in capital                    127,207             50,490
  Net unrealized gains on investments                29
  Retained earnings                               4,933              1,105
    Total shareholders' equity                  132,294             51,646
                                               $143,498            $63,376





                See accompanying notes to financial statements

Part 1. Financial Information
Item 1. Financial Statements


                           STUDIO PLUS HOTELS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Thousands, except earnings per share data)
                                 (Unaudited)

                                                      THREE MONTH PERIODS
                                                       ENDED SEPTEMBER 30,
                                                         1996       1995
Revenue:
  Room revenue                                         $6,303       $4,353
  Other revenue                                           210          141
    Total revenue                                       6,513        4,494
Costs and expenses:
  Property operating expenses                           2,477        1,660
  Corporate operating expenses                          1,010          705
  Depreciation and amortization                           876          450
  Interest income, net                                   (722)         (89)
    Total costs and expenses                            3,641        2,726
Income before income taxes                              2,872        1,768
Provision for income taxes                              1,120          705
Net income                                             $1,752       $1,063

Earnings per common and common equivalent shares,
  primary and fully diluted (Note 4)                    $0.14        $0.14

Weighted average number of common and common
  equivalent shares outstanding (Note 4)           12,816,903    7,672,500

                See accompanying notes to financial statements

Part 1.  Financial Information
Item 1.  Financial Statements


                           STUDIO PLUS HOTELS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Thousands, except earnings per share data)
                                 (Unaudited)

                                                                         NINE MONTH PERIODS
                                                                         ENDED SEPTEMBER 30,
                                                                     1996                    1995
Revenue:
  Room revenue                                                     $16,087                  $11,397
  Other revenue                                                        553                      434
    Total revenue                                                   16,640                   11,831
Costs and expenses:
  Property operating expenses                                        6,862                    4,635
  Corporate operating expenses                                       2,766                    1,450
  Depreciation and amortization                                      2,312                    1,293
  Interest (income) expense, net                                    (1,577)                   1,422
     Total costs and expenses                                       10,363                    8,800
Income before third party investors' interest and
  income taxes                                                       6,277                    3,031
Third party investors' interest                                                                (142)
Income before income taxes                                           6,277                    2,889
Provision for income taxes                                           2,448                    1,280
Income before extraordinary loss                                     3,829                   $1,609
Extraordinary loss                                                                             (185)
Net income                                                          $3,829                   $1,424

Pro forma income data:  (Note 4)
  Income before income taxes                                                                 $1,609
  Pro forma provision for income taxes                                                          125
  Pro forma income before extraordinary loss                                                  1,734
  Extraordinary loss                                                                           (185)
  Pro forma net income                                                                       $1,549

Earnings per common and common equivalent shares,
  primary and fully diluted (Note 4)                                $ 0.34

Pro forma earnings per share:  (Note 4)
  Income before extraordinary loss                                                           $ 0.44
  Extraordinary loss                                                                          (0.05)
  Net income                                                                                 $ 0.39

Weighted average number of common and common
  equivalent shares outstanding (Note 4)                        11,180,562                3,968,570





                See accompanying notes to financial statements

Part 1.  Financial Information
Item 1.  Financial Statements


                           STUDIO PLUS HOTELS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands)
                                 (Unaudited)


                                                                                               NINE MONTH PERIODS
                                                                                               ENDED SEPTEMBER 30,
                                                                                              1996              1995

Cash flows from operating activities:
  Net Income                                                                                 $  3,829          $  1,424
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Third party investors' interest                                                                                 142
    Depreciation and amortization                                                               2,312             1,293
    Gain on sale of investments and other assets                                                   (9)              (70)
    Bad debt expense                                                                               61                32
    Extraordinary loss                                                                                              185
    Deferred income tax liability                                                                                   540
    Change in
       Accounts receivable                                                                       (428)             (162)
       Other current assets                                                                      (338)             (231)
       Other assets                                                                                 6              (200)
       Accounts payable                                                                            94               139
       Income taxes                                                                             1,301
       Accrued expenses                                                                           724               408
       Net cash provided by operating activities                                                7,552             3,500

Cash flows from investing activities:
  Expenditures for land, buildings, improvements, furniture and fixtures                      (32,150)           (7,994)
  Sale of assets                                                                                                    156
  Purchase of available-for-sale investments                                                  (39,171)
  Proceeds from sale/maturity of available for sale investments                                21,000
  Additions to preopening costs                                                                  (584)              (50)
  Purchase of third party investors' interest                                                                    (1,500)
       Net cash used in investing activities                                                  (50,905)           (9,388)

Cash flows from financing activities:
   Proceeds from long-term debt                                                                 7,000             3,979
   Proceeds from notes payable to shareholders and partners                                                       1,728
   Principal payments on long-term debt                                                       (11,075)          (37,874)
   Principal payments on notes to shareholders                                                                   (3,111)
   Cash dividends                                                                                                (2,295)
   Proceeds from public offering, net of underwriting costs                                    77,236            49,732
   Proceeds from the exercise of stock options                                                      7
   Additions to deferred loan costs                                                              (256)             (334)
   Public offering costs                                                                         (453)           (1,365)
       Net cash provided by financing activities                                               72,459            10,460

       Net increase in cash and cash equivalents                                               29,106             4,572

Cash and cash equivalents, at beginning of periods                                              2,557               457

Cash and cash equivalents, at end of periods                                                 $ 31,663          $  5,029


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

(2)  Income Taxes

         Net income for periods prior to the completion of the Company's initial public offering on June 26, 1995 (the "IPO") excludes taxes on income. Prior to the IPO, the Company was organized as S-corporations and partnerships (the "Predecessor Entities"), and therefore, was not subject to income tax.

(3)  Stock Split

         On July 9, 1996, a three-for-two split of the Company's Common Stock was effected in the form of a stock dividend of three shares of Common Stock for each two shares of Common Stock outstanding at the close of business on June 20, 1996. Effective with the stock split, Common Stock outstanding increased from 8,351,898 to 12,527,833 shares. Accordingly, all applicable share and per share data have been adjusted for the stock split.

(4)  Earnings Per Share

         The weighted average number of common and common equivalent shares used in the computation of earnings per share for the three months ended September 30, 1996, are as follows:

         Weighted average common shares issued                      12,527,833
         Dilutive effect of stock options                              289,070
                                                                    ----------
         Weighted average number of common and
          common equivalent shares                                  12,816,903

         The weighted average number of common and common equivalent shares used in the computation of earnings per share for the nine months ended September 30, 1996, are as follows:

         Weighted average common shares issued                      10,873,823
         Dilutive effect of stock options                              306,739
                                                                    ----------
         Weighted average number of common and
          common equivalent shares                                  11,180,562

         The pro forma earnings per share for the three month and nine month periods ended September 30, 1995, have been calculated by dividing pro forma net income by the weighted average number of shares of Common Stock deemed to be outstanding. Net income has been adjusted to pro forma net income by reflecting the tax that would have been paid by the Company if it had been subject to income tax for the full period, assuming a 40.0% effective tax rate.

         The Company believes that the earnings per share calculations discussed above, required in accordance with Accounting Principles Board Opinion No. 15, are not meaningful for periods prior to the IPO. Rather, if certain adjustments are made to the combined historical operating results for the Predecessor Entities and 7,672,500 shares are assumed outstanding the adjusted net income per share for the nine months ended September 30, 1995 would be $0.32, compared to $0.34 for the nine months ended September 30, 1996.

(5) Reclasssifications

         Certain amounts within the prior year income statement captions have been reclassified to provide consistency with current year presentation. These reclassifications have no effect on net income of the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

         During the third quarter of 1996, three new StudioPLUS hotels were opened, one each in Florence, Kentucky (September 3, 1996, 72 suites), Cary, North Carolina (September 23, 1996, 72 suites), and Charleston, South Carolina (September 25, 1996, 72 suites). The addition of these three hotels brings to seven the number of StudioPLUS hotels the Company has opened this year and brings the portfolio to a total of 29 hotels, or 2,074 suites. As of October 31, 1996, the Company had 14 StudioPLUS hotels under construction, six of which are expected to open by the end of this year bringing the Company's portfolio to a total of 35 hotels in operation located in nine states. The remaining hotels under construction are expected to open by mid 1997.

         The Company has 25 sites under contract, located in 13 states. In addition, development efforts are under way or negotiations are continuing on approximately 45 additional sites located in 19 states. The Company anticipates acquiring and beginning construction on many of these additional sites during the next several months, and is continually searching for other appropriate sites on which to locate and construct StudioPLUS hotels. Including the hotels in operation, StudioPLUS is operating, developing or searching for sites in 25 states.

         After a review of the Company's internal growth plans, especially in light of both recent additions to the Company's management team and the continued significant opportunities created by the perceived favorable demand/supply imbalance in the extended stay segment of the lodging industry, the Company is increasing its rate of expansion. The stepped-up rate of growth includes a higher level of new construction and opening of new locations during the second half of 1997, as well as building larger facilities containing a greater number of suites than the current typical design of 72 suites.

         The Company's earlier growth target as expressed to investors was to have in operation at least 35 hotels at the end of 1996, at least 60 at the end of 1997 and at least 100 at the end of 1998. The Company still expects to end this year with 35 locations in operation but now expects to open at least 30 new StudioPLUS hotels in 1997, with the greatest majority opening during the second half of the year, when the Company expects to be at a run rate of over 10 new hotel openings per quarter. However, even more significant than the increase in hotel openings will be the Company's growth in room count.

         Through investing in the Company's infrastructure this year in preparation for its national expansion, one of the results of its efforts has been to develop prototype plans for larger hotels. The benefit is that while the Company has increased the number of hotels it expects to have open next year end from 60 to 65 (8.3% increase), it will increase the number of rooms added by more than 25% from the previously expressed growth target, assuming the 72-unit per location design.


FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in Item 2 of this quarterly report on Form 10-Q under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook" and "-- Liquidity and Capital Resources" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the number and location of additional sites for StudioPLUS hotels, the expected opening dates of StudioPLUS hotels under construction, the number of StudioPLUS hotels the Company expects to have open by the end of 1996, 1997 and 1998, the expected total development costs of the 14 StudioPLUS hotels currently under construction, the likelihood of closing on the Company's increased Line of Credit before the 1996 year end and the Company's belief that corporate operating expenses will continue to decrease as a percent of revenue. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Company. However, readers of this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

         The number and location of additional sites for StudioPLUS hotels may vary from the information disclosed in this Quarterly Report. Certain of the sites currently under review for acquisition may not be acquired following the Company's due diligence review or for other reasons and, as a result, the number, location and cost of potential sites under contract or consideration for future StudioPLUS hotels will fluctuate and change from time to time. Also, under the terms of the Company's Line of Credit with Bank One Lexington, N.A. ("Bank One"), the Company has agreed during 1996 to have no more than 25 sites and in 1997 no more than 35 sites purchased or under construction at any one time without the prior consent of Bank One. The expected opening dates of StudioPLUS hotels under construction, the number of StudioPLUS hotels the Company expects to have open by the end of 1996, 1997 and 1998 and the expected total development costs of the 14 StudioPLUS hotels currently under construction may differ from the information disclosed herein due to a number of risks associated with completion and the development of hotels, including the risk that development costs will exceed budgeted or contracted amounts, the risk of delays in completion of construction, risks associated with weather, work stoppages and other factors beyond the Company's control, the risk of failing to obtain all necessary zoning, construction and operational permits and the risk that financing might not be available on favorable terms. The Company may be unable to close on the increased Line of Credit or the increased Line of Credit may not get syndicated to $200 million. Finally, corporate operating expenses could be higher than expected or revenue lower than expected. Other risks to achieving these forward-looking statements are included in the Company's Current Report on Form 8-K dated August 13, 1996 and filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         The following discusses historical results for the Company from the date of the IPO and combined historical results for the Predecessor Entities prior to the IPO.

Comparison of three months ended September 30, 1996 to three months ended September 30, 1995.

         Total revenue for the three months ended September 30, 1996, was $6,513,000, an increase of $2,019,000, or approximately 44.9% over the corresponding three months during 1995. Room revenue for this period increased by approximately $1,950,000, of which (i) approximately $314,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $1,636,000 is attributable to the 11 new hotels that have opened since December 31, 1994 (the "New Hotels"). The increase in room revenue from the 18 hotels open throughout both periods resulted from an 8.2% increase in weekly revenue per available room from $228.98 to $247.88, which reflects a 7.5% increase in average weekly rate from $261.77 to $281.47 and an increase in occupancy from 87.5% to 88.1%. The net increase in other revenue was approximately $69,000, due primarily to higher telephone, laundry and vending income from the New Hotels.

         Property operating expenses for the three months ended September 30, 1996, were $2,477,000, an increase of $817,000 or approximately 49.2% over the three months ended September 30, 1995, of which (i) approximately $199,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $618,000 is attributable to the New Hotels. The increase in property operating expenses for the 18 hotels open throughout both periods resulted primarily from higher labor, marketing and administrative expenses. Corporate operating expenses increased approximately $305,000, as a result of expanding the Company's corporate infrastructure to support its national expansion program; however, as a percentage of revenue these expenses decreased 0.2 percentage points from 15.7% to 15.5%.

         Depreciation and amortization expense increased $426,000, or approximately 94.7%, primarily as a result of operating the New Hotels and the associated amortization of their preopening costs. The increase of $633,000 in net interest income for the three months ended September 30, 1996 over the corresponding period in 1995 is attributable to the retirement of debt from the IPO and from the Company's follow-on offering completed April 2, 1996 (the "Offering") proceeds, and the associated increase in interest income due primarily to the investment of such proceeds. The provision for income taxes for the three months ended September 30, 1996, increased approximately $415,000 to $1,120,000, for an effective tax rate of 39.0% as compared to an effective tax rate of 39.9% for the comparable period in 1995.

Comparison of nine months ended September 30, 1996, to nine months ended September 30, 1995.

         Total revenue for the nine months ended September 30, 1996, was $16,640,000, an increase of $4,809,000 or approximately 40.6% over the corresponding nine months during 1995. Room revenue for this period increased by approximately $4,690,000, of which (i) approximately $907,000 is attributable to the 18 hotels open throughout both periods, and (ii) approximately $3,783,000 is attributable to the New Hotels. The increase in room revenue from the 18 hotels open throughout both periods resulted from an 8.4% increase in weekly revenue per available room from $209.12 to $226.68, which reflects an 8.1% increase in average weekly rate from $247.59 to $267.75, with occupancy increasing 0.2 percentage points from 84.5% to 84.7%. The net increase in other revenue was approximately $119,000 due primarily to higher telephone, laundry and vending income from the New Hotels.

         Property operating expenses for the nine months ended September 30, 1996, were $6,862,000, an increase of $2,227,000, or approximately 48.0% over the nine months ended September 30, 1995, of which (i) approximately $632,000 is attributable to the 18 hotels open throughout both periods, and (ii) approximately $1,595,000 is attributable to the New Hotels. The increase in property operating expenses for the 18 hotels open throughout both periods resulted primarily from higher labor, marketing, and administrative expenses. Corporate operating expenses increased approximately $1,316,000, as a result of corporate infrastructure expansion in addition to various expenses associated with operating as a public company which were not applicable for most of the corresponding nine month period during the prior year.

         Depreciation and amortization expense increased $1,019,000, or approximately 78.8%, primarily as a result of operating the New Hotels and the associated amortization of their preopening costs. The reduction of $2,999,000 in interest expense for the nine months ended September 30, 1996, over the corresponding period in 1995 can be attributed to a decrease of approximately $1,521,000 in interest expense, due to the retirement of debt with proceeds from the Company's IPO in 1995 and the Offering in April, 1996, and an increase in interest income of approximately $1,478,000 due to the investment of proceeds from the Offering. The provision for income taxes for the nine months ended September 30, 1996 was approximately $2,448,000, for an effective tax rate of 39.0%. Prior to the IPO, the Predecessor Entities were not subject to income taxes. The income tax expense for the nine months ended September 30, 1995, consists primarily of charges relating to the termination of the S-corporation and partnership status of the Predecessor Entities.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1996, the Company generated $7,552,000 in cash provided by operating activities, an increase of $4,052,000 over the nine months ended September 30, 1995. This 115.8% increase can be attributed primarily to an improvement in net income resulting from operating the New Hotels.

         In February, the Company amended its existing Line of Credit with Bank One, to increase its borrowing capacity from $30 million to $50 million. Subsequent to the increase to $50 million, the Company received a commitment from the Bank to increase the principal amount available under the Line of Credit to approximately $200 million with the Bank committing to $100 million. The increase in the Line of Credit is subject to customary conditions to closing and the Bank, with the assistance of Smith Barney, Inc. ("Smith Barney"), obtaining commitments from participating lenders for an additional $100 million. The commitment for the increased Line of Credit includes financial covenants and terms and conditions which the Company believes are customary for loans of this type. The Company anticipates closing on this increased Line of Credit before the end of the year; however, there can be no assurance that the Bank and Smith Barney will be successful in obtaining commitments from participating lenders or that all the conditions to the increase in the Line of Credit will be met or that the Company will be able to obtain the increase in the Line of Credit.

         Of the 14 StudioPLUS hotels currently under construction, the Company expects to open six by the end of 1996 with the remaining eight to open by mid 1997. The Company estimates that these 14 StudioPLUS hotels should have a total development cost of approximately $47 million, of which approximately $18 million has already been incurred. The Company intends to fund the development of these hotels with available cash, borrowings under the Line of Credit and cash flow from operations. However, there can be no assurance that the Company will complete the development of such additional StudioPLUS hotels during 1996 or 1997 in a timely manner or within budget.

         The Company in the future may seek to further increase the amount of its credit facilities, negotiate additional or modify existing credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured at fixed or variable interest rates and may be subject to such terms as the Board of Directors of the Company deems prudent.

         The Company believes that the proceeds from the Offering, borrowings under the increased Line of Credit, if closed as anticipated, and cash generated from operations will be sufficient to finance the development and construction of the hotels the Company anticipates developing and opening during 1997.

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER

27 Financial Data Schedules (filed only electronically with The Securities and Exchange Commission).

(b) REPORTS OF FORM 8-K

         A Current Report on Form 8-K dated August 13, 1996 was filed during the period covered by this Quarterly Report on Form 10-Q for purposes of providing a cautionary statement to investors relating to "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Studio Plus Hotels, Inc.



Date: November 12, 1996                 By: /s/ Norwood Cowgill, Jr
      --------------------                  --------------------------------
                                            Norwood Cowgill, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer



Date: November 12, 1996                 By: /s/ James C. Baughman, Jr.
      --------------------                  --------------------------------
                                            James C. Baughman, Jr.  Chief
                                            Financial Officer and Treasurer