Form 10-K
period 1996-12-31
STUDIO PLUS HOTELS INC
filed 1997-03-04
CIK 934599

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  (MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NO. 34-0-25340

                            STUDIO PLUS HOTELS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                VIRGINIA                                    61-1273532
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      1999 RICHMOND ROAD, SUITE 4
          LEXINGTON, KENTUCKY                                 40502
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 269-1999

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                                  NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
    ----------------------------                 ------------------------
    Common Stock, $.01 par value                 The Nasdaq Stock Market
                                                     National Market


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of February 28, 1997, there were outstanding 12,557,320 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant.



===============================================================================

                                     PART I

ITEM 1. BUSINESS

          Studio Plus Hotels, Inc. (the "Company") owns, develops and operates StudioPLUS(TM) extended stay hotels and owns the rights to the related trade name and service marks for "StudioPLUS." StudioPLUS hotels are designed to combine the convenience of a hotel with many of the comforts of an apartment in order to provide affordable lodging for extended stay guests. The Company believes that StudioPLUS accommodates an underserved niche of guests in the extended stay sector of the lodging industry. These guests include business travelers, professionals on temporary work assignment, persons relocating or purchasing a home, tourists and others desiring high quality, furnished accommodations with full kitchens. StudioPLUS guests typically prefer weekly rather than daily accommodations.

         The Company's Predecessor Entities (defined hereafter) were founded in 1985 by Norwood Cowgill, Jr. ("Mr. Cowgill"), Chairman of the Board of Directors and Chief Executive Officer. On December 19, 1994, the Company was formed to acquire, through merger and exchange of partnership interests all of the assets of Studio Plus, Inc. and the corporations and partnerships which owned and operated StudioPLUS extended stay hotels (collectively, the "Predecessor Entities").

         In June, 1995, the Company completed an initial public offering of 5,347,500 shares of common stock ("Common Stock") at $10.00 per share and received net cash proceeds of approximately $48.1 million (the "IPO"). In April, 1996, the Company completed a follow-on equity offering of 4,855,347 shares of common stock at $16.83 per share and received net cash proceeds of approximately $76.8 million (the "Offering") . In July, 1996, a three-for-two split of the Company's Common Stock was effected in the form of a stock dividend of three shares of Common Stock for each two shares of Common Stock outstanding at the close of business on June 20, 1996 (the "Stock Split"). For a discussion of the Company's credit facilities, see "Management's Discussions and Analysis of Financial Condition and Results of Operations" in this report.

         The StudioPLUS concept was developed to meet the demand for high quality extended stay lodging and provide an affordable alternative to the nightly rates of hotels and the long-term commitments of apartment leases. Mr. Cowgill designed the StudioPLUS concept to target this market segment. Currently, a typical StudioPLUS hotel contains 72 suites; however, the Company has developed prototype plans for larger hotels it can construct when it is determined appropriate based on market size and demand. All StudioPLUS hotels have weekly maid service, with an option for daily service, and coin-operated laundry facilities; most of the hotels have an exercise room and a swimming pool.

         The Company is currently operating, constructing or has sites under contract on which to construct StudioPLUS hotels in 22 states. As of February 28, 1997, the Company owned and operated 37 StudioPLUS hotels (the "Existing Hotels"), and had 11 StudioPLUS hotels under construction (the "Construction Properties") and had contracts to purchase 28 additional sites (the "Planned Sites"). The Existing Hotels contain an aggregate of 2,650 suites, average approximately four years in age, and are located in Ohio (8), North Carolina (6), Kentucky (5), Tennessee (5), Indiana
(4), Alabama (3), South Carolina (3), Missouri (2) and Mississippi (1).

         The Company's strategy is to grow by (i) developing and operating additional affordable extended stay hotels, (ii) actively managing its hotels to increase revenues and reduce operating costs and (iii) increasing awareness of StudioPLUS hotels by consistently providing high quality accommodations for its guests. As its primary development strategy, the Company intends to expand into new markets and, to a lesser extent, to develop additional hotels in its existing markets. The Company oversees all phases of development to facilitate on-time, within budget, quality construction. The Company also may consider franchising opportunities and may consider acquiring operating properties for conversion to StudioPLUS hotels if appropriate opportunities are identified.

         For a discussion of seasonality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

OPERATING PRACTICES

         The Company has operated each of the Existing Hotels since its opening. The Company's operating strategy is to encourage decision-making by on-site employees. Each StudioPLUS hotel employs a general manager who is responsible for the operations of the particular hotel. Each general manager typically oversees a staff of five employees, including an assistant manager, housekeeping and maintenance personnel. Hotel level employees are cross-trained to afford greater staffing flexibility in responding to guests' needs, which management believes helps minimize operating costs. StudioPLUS hotels' office typically is open Monday through Saturday from 9:00 a.m. to 6:00 p.m. and on Sunday from 12:00 p.m. to 5:00 p.m. Maid service is provided on a weekly basis, with daily service available at the option of each guest for an additional charge. A manager resides on-site at each hotel, thereby providing after-hour accessability to guests.

         Each general manager reports to a regional manger, both of whom are supported by the Company's executive officers and headquarters staff. Prior to assuming responsibility for a hotel, general managers and assistant managers undergo a management training program designed to familiarize each trainee with various facets of the Company's management, operation and development programs. The program also emphasizes the Company's guest service policies and provides hands-on operating experience at the hotel level. The Company's management training program also is intended to train assistant managers for promotion to general manager.

         Each general manager is responsible for local marketing and advertising programs and for promoting StudioPLUS hotels within the local community. The Company's Vice President of Marketing coordinates system wide and regional marketing, and facilitates the Company's sales, promotion and marketing efforts. The Company offers a cash bonus program for each hotel employee, based on property performance and profitability at the Existing Hotels.

         Management of the Company's hotels is coordinated from the Company's headquarters in Lexington, Kentucky. The Company employs approximately 325 persons and performs all marketing, accounting and management functions necessary to operate the Existing Hotels and complete the development of the Construction Properties and Planned Sites.

COMPETITION

         The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, supply and availability of alternative lodging, including short-term lease apartments, service levels, name recognition, reputation, reservation systems and convenience of location. Each of the Existing Hotels and Construction Properties is located in a developed area that includes competing lodging facilities. In addition, each of the Planned Sites will be located in an area that includes competing facilities.

         The Company anticipates that competition within the extended stay lodging market will increase substantially in the foreseeable future. A number of other lodging chains and developers have announced their intent to develop or are attempting to implement rollouts of extended stay lodging hotels which may compete with the Company's hotels. In particular, some of these entities have announced their intent to target the mid-price segment of the extended stay market in which the Company competes. The Company may compete for guests and for new development sites with certain of these established entities which have greater financial resources than the Company and better relationships with lenders and real estate sellers.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely effect the owner's ability to use or sell such real property or borrow using such real property as collateral. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs.

         Phase I environmental site assessments (the "Assessments") have been obtained on all of the Existing Hotels and the Construction Properties. For recently constructed Existing Hotels and all of the Construction Properties, Phase I Assessments were conducted as part of the pre- development review process. The Phase I Assessments were intended to identify potential environmental contamination and regulatory compliance concerns. The Phase I Assessments generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the site and surrounding properties, screening for the presence of hazardous substances, toxic substances, and underground storage tanks, and the preparation and issuance of written reports. The Phase I Assessments did not include invasive procedures, such as soil sampling or ground water analysis. The Company will obtain Phase I Assessments on the Planned Sites prior to purchasing such properties.

         The Phase I Assessments have not revealed any environmental liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability or concern. Nevertheless, it is possible that the Phase I Assessments do not reveal all environmental liabilities or compliance concerns or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Existing Hotels or Construction Properties will not be affected by the condition of the properties in the vicinity of the Existing Hotels or Construction Properties (such as the presence of leaking underground storage tanks) or by actions of third parties unrelated to the Company.

         The Company believes that the Existing Hotels and the Construction Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the current owners of the Planned Sites have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with the Existing Hotels, the Construction Properties or the Planned Sites.

SUBSEQUENT EVENT

         On January 16, 1997, the Company and Extended Stay America, Inc. ("ESA"), together with ESA Merger Sub, Inc., a wholly-owned subsidiary of ESA ("Merger Sub") a Delaware corporation whose common stock is traded on The Nasdaq Stock Market under the symbol "STAY," entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be merged with and into Merger Sub (the "Merger"). The Merger Agreement provides that Merger Sub will be the surviving corporation and that upon consummation of the Merger (i) each share of the Company's common stock, par value $.01 per share (the "Common Stock"), will be converted into the right to receive 1.2272 shares of ESA common stock and (ii) all outstanding options to purchase the Company's Common Stock from the Company will be converted into options to purchase common stock in ESA. As of December 31, 1996, ESA owned and operated 40 extended stay lodging facilities, had 50 of such facilities under construction, and options to purchase 106 additional sites for development.

         Consummation of the Merger is subject to (i) the approval of the Merger Agreement by the stockholders of the Company and the stockholders of ESA, (ii) the ability to account for the Merger as a pooling of interests,
(iii) the appointment of Mr. Norwood Cowgill, Jr., the Chairman of the Board and Chief Executive Officer of the Company to ESA's board of directors, and
(iv) other customary closing conditions. The Merger Agreement may be terminated prior to its consummation by any of the parties if the Merger is not consummated on or before August 31, 1997. The Merger Agreement also may be terminated prior to its consummation for a number of other reasons, including the following: (i) by mutual written consent of the of the Company and ESA;
(ii) by either the Company or ESA if the necessary stockholder approvals are not received; (iii) by the Company if its Board of Directors determines in good faith that their fiduciary duties require them to terminate the Merger Agreement by reason of any proposal or offer with respect to a merger, consolidation, reorganization, exchange, plan of liquidation, or similar transaction involving the Company or its subsidiary, other than the Merger (an "Alternative Proposal"); or (iv) by ESA, if the Board of Directors of the Company shall have (a) withdrawn, or modified in a manner materially adverse to ESA, its approval of the Merger Agreement, (b) recommended an Alternative Proposal, or (c) adopted resolutions to accept or implement an Alternative Proposal. If the Merger Agreement is terminated pursuant to clause (iii) or
(iv) above, the Company must pay ESA a fee of $7,500,000.

ITEM 2.  PROPERTIES

         The Existing Hotels are located in nine southeastern and midwestern states and contain a total of 2,650 extended stay suites. The exterior of each Studio PLUS hotel is constructed of either brick or synthetic stucco. Each Studio PLUS hotel currently contains two types of suites: designer suite and deluxe suite. The deluxe suite is approximately one-third larger than the designer suite. The newer hotels contain a third type of suite, a double suite that consists of two queen beds. All suites contain a separate dining area and a complete kitchen, including a full-size refrigerator, range with conventional oven, microwave, cooking and eating utensils, and bed, sofa, easy chair, voice mail, a computer data port, a direct-dial telephone and remote control cable or satellite television. Each StudioPLUS hotel also has a coin-operated laundry facility and offers weekly or optional daily maid service. Most properties also have an exercise room and a swimming pool.

         The following tables set forth certain information with respect to the Existing Hotels and Construction Properties.


        Location of Existing Hotels                      Year Opened       Number of Suites (1)
        ---------------------------                      -----------       --------------------
        1.  Lexington, KY                                    1986                   60
        2.  Lexington, KY                                    1987                   72
        3.  Cincinnati, OH                                   1988                   72
        4.  Louisville, KY                                   1988                   76
        5.  Louisville, KY                                   1989                   66
        6.  Cincinnati, OH                                   1989                   72
        7.  Columbus, OH                                     1989                   72

        8.  Dayton, OH                                       1989                   72
        9.  Columbus, OH                                     1990                   72
        10. Knoxville, TN                                    1990                   72
        11. Indianapolis, IN                                 1990                   72
        12. Memphis, TN                                      1990                   72
        13. Nashville, TN                                    1991                   72
        14. Indianapolis, IN                                 1991                   72
        15. Cincinnati, OH                                   1992                   72
        16. St. Louis, MO                                    1992                   72
        17. Nashville, TN                                    1993                   72
        18. St. Louis, MO                                    1994                   72
        19. Greenville, SC                                   1995                   72
        20. Charlotte, NC                                    1995                   72
        21. Greensboro, NC                                   1995                   72
        22. Columbia, SC                                     1995                   72
        23. Montgomery, AL                                   1996                   72
        24. Charlotte, NC                                    1996                   72
        25. Birmingham, AL                                   1996                   72
        26. Cary, NC                                         1996                   72
        27. Birmingham, AL                                   1996                   72
        28. Florence, KY                                     1996                   72
        29. Charleston, SC                                   1996                   72
        30. Raleigh, NC                                      1996                   72
        31. Durham, NC (2)                                   1996                   72
        32. Jackson, MS                                      1996                   72
        33. Akron, OH                                        1996                   72
        34. Fort Wayne, IN                                   1996                   72
        35. Memphis, TN                                      1996                   72
        36. Dayton, OH                                       1997                   72
        37. Evansville, IN                                   1997                   72
                                                                                  -----
              Total                                                               2,650
                                                                                  =====





(1)      One suite at each StudioPLUS hotel is occupied by a resident manager.
(2)      The Company leases the real estate for this hotel.


                                                       Estimated         Number of
Location of Construction Properties                    Opening (1)       Suites (2)
-----------------------------------                    -----------       ----------
1.   Richmond, VA                                         1997               92
2.   Atlanta, GA                                          1997               73
3.   Tulsa, OK                                            1997               73
4.   Toledo, OH                                           1997               73
5.   Newport News, VA                                     1997               73
6.   Atlanta, GA                                          1997               92
7.   St. Louis, MO                                        1997               73
8.   Dallas, TX                                           1997               98
9.   Dallas, TX                                           1997              137
10.  Cleveland, OH                                        1997               92
11.  Cleveland, OH                                        1997               73
                                                                            ---
         Total                                                              949
                                                                            ===

(1) There can be no assurance that the Company will complete the development of the Construction Properties as scheduled.

(2)      One suite at each StudioPLUS hotel is occupied by a resident manager.

         The Company's corporate headquarters in Lexington, Kentucky, is occupied pursuant to a lease that expires in 1997 and the Company also owns office condominium space (purchased in 1997) at the same location. Management believes that such offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company currently is not involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the Company's fourth quarter.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK

         The Common Stock is listed on The Nasdaq Stock Market under the symbol "SPHI." The price to the public for the Common Stock in the IPO was $10.00 per share (the "IPO Price") and the Common Stock began trading on June 21, 1995. The last reported sale price of the Company's Common Stock on The Nasdaq Stock Market on February 28, 1997 was $23.75. All per share amounts have been adjusted to reflect the July 9, 1996, three-for-two Stock Split.

         The following table sets forth for the indicated periods the high and low closing sale prices for the Common Stock:

                                                                     Price Range
                                                                     -----------
Year Ended December 31, 1995                                      High           Low
                                                                ------         ------
Second Quarter (since June 21, 1995) ..................         $11.16         $10.83
Third Quarter .........................................          18.67          11.16
Fourth Quarter ........................................          17.75          12.50

Year Ended December 31, 1996

First Quarter .........................................          21.67          14.33
Second Quarter ........................................          22.00          16.67
Third Quarter .........................................          23.88          15.50
Fourth Quarter ........................................          18.50          14.75

         As of February 28, 1997, the Company estimates that there are approximately 72 holders of record and 2,500 beneficial owners, respectively, of the Common Stock.

DIVIDEND POLICY

         The Company, to date, has not paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings to finance the future growth of the Company's operations and the development of additional StudioPLUS hotels and does not anticipate the payment of cash dividends on the Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock in the future will be at the sole discretion of the Board of Directors and will depend upon the Company's earnings, capital expenditure requirements, financial condition and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial information and other data consisting of the Predecessor Entities prior to the Company's IPO and for the Company since the date of the IPO. The selected historical financial information and other data for the Company and the Predecessor Entities for each of the five years in the period ended December 31, 1996, have been derived from the historical financial statements and notes of the Company audited by Coopers & Lybrand L.L.P., independent accountants. The following selected financial information should be read in conjunction with the historical financial statements and related notes.

                            STUDIO PLUS HOTELS, INC.
            SELECTED HISTORICAL FINANCIAL INFORMATION AND OTHER DATA
              (IN THOUSANDS, EXCEPT SHARE AND CERTAIN OTHER DATA)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                          1996        1995         1994        1993        1992
                                                                         --------    --------    --------    --------    --------
Statement of operations:
  Revenue:
    Room revenue ....................................................    $   22,201  $  15,309   $ 11,830    $  9,985    $  8,316
    Other revenue ...................................................           864        581        322         324         199
                                                                         ----------  ---------   --------    --------    --------
         Total revenue ..............................................        23,065     15,890     12,152      10,309       8,515
                                                                         ----------  ---------   --------    --------    --------
  Operating expenses ................................................        13,453      8,488      6,137       5,250       4,100
  Depreciation and amortization .....................................         3,336      1,912      1,472       1,313       1,185
  Interest expense, net .............................................        (2,206)     1,356      2,532       2,498       2,542
                                                                         ----------  ---------   --------    --------    --------
         Total costs and expenses ...................................        14,583     11,756     10,141       9,061       7,827
                                                                         ----------  ---------   --------    --------    --------
Income before third party investors' interest,
   income taxes and extraordinary loss ..............................         8,482      4,134      2,011       1,248         688
Third party investors' interest .....................................          (142)      (358)      (198)       (126)
                                                                         ----------  ---------   --------    --------    --------
Income before income taxes and extraordinary loss ...................         8,482      3,992      1,653       1,050         562
Provision for income taxes (1) ......................................         3,308      1,670
                                                                                                             --------    --------
Income before extraordinary loss ....................................         5,174      2,322      1,653       1,050         562
Extraordinary loss (2) ..............................................                     (185)
                                                                                                             --------    --------
         Net income .................................................    $    5,174  $   2,137   $  1,653    $  1,050    $    562
                                                                         ==========  =========   ========    ========    ========
Earnings per common and common equivalent
         shares, primary and fully diluted...........................    $     0.45
                                                                         ==========
Pro forma income data: (3)
  Income before income taxes ........................................                $   2,322
  Pro forma provision for income taxes ..............................                      176
                                                                                     ---------
  Pro forma income before extraordinary loss ........................                    2,498
  Extraordinary loss ................................................                     (185)
                                                                                     ---------
  Pro forma net income ..............................................                $   2,313
                                                                                     =========
Pro forma earnings per share: (4)

  Pro forma income before extraordinary loss ........................                $    0.50
  Extraordinary loss ................................................                    (0.04)
                                                                                     ---------
  Pro forma net income ..............................................                $    0.46
                                                                                     =========
Weighted average number of common shares outstanding ................    11,580,169  4,995,104

OTHER DATA:
  EBITDA (5) ........................................................    $    9,612  $   7,402   $  6,015    $  5,059    $  4,415
  Cash flows provided by (used in):
    Operating activities ............................................    $    9,720  $   4,844   $  3,160    $  2,498    $  1,708
    Investing activities ............................................       (50,112)   (17,162)    (5,891)     (2,692)     (3,583)
    Financing activities ............................................        72,514     14,417      2,327         380       1,918
  Number of properties open at period end ...........................            35         22         18          17          16
  Occupancy .........................................................          80.8%      83.5%      84.8%       83.0%       82.1%
  Average weekly rate ...............................................    $   284.13  $  254.11   $ 222.37    $ 202.32    $ 179.81
  Weekly revenue per available room .................................    $   229.60  $  212.19   $ 188.64    $ 167.99    $ 147.67

BALANCE SHEET DATA:

  Total assets ......................................................    $  146,240  $  63,376   $ 36,222    $ 30,313    $ 28,541
  Long-term debt ....................................................          --        4,000     32,306      28,831      29,018
  Shareholders' equity (deficit) ....................................       133,613     51,646     (1,247)     (1,611)     (1,699)

 (1) Historical financial information prior to the IPO does not include a provision for income taxes because the Predecessor Entities were S corporations or partnerships not subject to income taxes.

(2) As a result of repaying approximately $37,049 of mortgage indebtedness, including approximately $226 of accrued interest, with the proceeds of the IPO, the Company wrote off approximately $308 of unamortized deferred loan costs associated with this debt. The charge has been recorded as an extraordinary loss, net of related income tax benefit of approximately $123.

(3) Prior to June 26, 1995, the Company was not fully subject to income taxes due to the election of S corporation and partnership tax status by the Predecessor Entities. Income before extraordinary loss has been adjusted to pro forma income before extraordinary loss by reflecting the tax that would have been paid by the Company if it had been subject to income tax for the full year.

(4) The pro forma earnings per share for the year ended December 31, 1995, has been calculated by dividing the pro forma net income by the weighted average number of shares of Common Stock deemed to be outstanding. Prior to June 26, 1995, the assets of the Company were owned and operated by the Predecessor Entities. The outstanding shares or other equity interests of the Predecessor Entities differ substantially from the shares of Common Stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information for the periods prior to the IPO is not meaningful.

(5) EBITDA represents income (loss) before third party investors' interest, income taxes, extraordinary loss, interest expense, net, and depreciation and amortization. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company owns, develops, and operates StudioPLUS(TM) extended stay hotels and owns the rights to the related trade name and service marks for "StudioPLUS." StudioPLUS hotels are designed to combine the convenience of a hotel with many of the comforts of an apartment in order to provide affordable lodging for extended stay guests.

         The Company is currently operating or developing hotels in 22 states. As of February 28, 1997, the Company owned and operated 37 StudioPLUS hotels and had 11 StudioPLUS hotels under construction. The Company has developed all of its hotels and intends to continue expanding geographically through the development of additional StudioPLUS hotels. The Company may consider franchising the StudioPLUS concept or acquiring properties for conversion to StudioPLUS hotels if appropriate opportunities arise.

         On January 16, 1997, the Company signed a definitive agreement to merge with Extended Stay America, Inc. ("ESA"). Under the agreement, ESA will issue 1.2272 shares of its common stock for each share of the Company's Common Stock. The transaction will be accounted for as a pooling of interests and is currently expected to be completed in April, 1997.

         The following table sets forth historical operating information for the Company and the Predecessor Entities, as a percentage of total revenue, for the periods indicated.

                                              Year Ended December 31,
                                              -----------------------
                                             1994     1995       1996
                                             ----     -----      ----
STATEMENT OF OPERATIONS DATA:

Room Revenue ...........................     97.3%     96.3%     96.3%
Other Revenue ..........................      2.7%      3.7%      3.7%
                                            -----     -----     -----
         Total Revenue .................    100.0%    100.0%    100.0%
                                            -----     -----     -----
Operating expenses .....................     50.6%     53.5%     58.3%
Depreciation and amortization ..........     12.1%     12.0%     14.5%
Interest expense, net ..................     20.8%      8.5%     (9.6%)
                                            -----     -----     -----
         Total costs and expenses ......     83.5%     74.0%     63.2%
                                            =====     =====     =====

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1996 to year ended December 31, 1995

         Total revenue for 1996 was $23,065,000, an increase of approximately $7,175,000, or 45.2% over 1995. Room revenue for the year increased by approximately $6,892,000, of which (i) approximately $993,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $5,899,000 is attributable to the 17 hotels opened during 1995 and 1996 (the "1996 New Hotels"). The increase in room revenue from the 18 hotels opened throughout both periods resulted from a 7.0% increase in weekly revenue per available room from $207.27 to $221.73, which reflects an 8.7% increase in average weekly rates from $247.32 to $268.93 and a decrease in occupancy from 83.8% to 82.4%. Other revenue during 1996 increased approximately $283,000, or 48.7%, over 1995, due primarily to the other revenue generated from the 1996 New Hotels.

         Property operating expenses for 1996 were $9,631,000, an increase of approximately $3,257,000, or 51.1%, over 1995, of which (i) approximately $728,000 is attributable to the 18 hotels open throughout both periods and (ii) approximately $2,529,000 is attributable to the 1996 New Hotels. The increase in property operating expenses for the 18 hotels open throughout both periods resulted primarily from higher housekeeping and labor expenses. Corporate operating expenses increased by approximately $1,708,000 as a result of (i) operating the entire year as a public company and (ii) expanding the Company's corporate infrastructure to support its national expansion program.

         Depreciation and amortization expense increased approximately $1,424,000, or 74.5%, primarily as a result of operating the 1996 New Hotels and the associated amortization of their preopening costs. The increase of approximately $3,562,000 in net interest income during 1996 over 1995 can primarily be attributed to the investment of the net cash proceeds from the Company's follow-on offering completed April 2, 1996. The provision for income taxes for 1996 was approximately $3,308,000, for an effective tax rate of 39.0%. Prior to the Company's IPO, the

Predecessor Entities were not subject to income taxes.

Comparison of year ended December 31, 1995 to year ended December 31, 1994

         Total revenue for 1995 was $15,890,000, an increase of approximately $3,738,000 or 30.8%, over 1994. Room revenue for 1995 increased by approximately $3,479,000 of which (i) approximately $807,000 is attributable to the 17 hotels open throughout both periods and (ii) approximately $2,672,000 is attributable to the five new hotels opened during 1994 and 1995 (the "1995 New Hotels"). The increase in room revenue from the 17 hotels open throughout both periods resulted from an increase in weekly revenue per available room from $189.58 to $202.55, which reflects a 9.0% increase in average weekly rates from $222.21 to $242.12 that offset a decline in occupancy from 85.3% to 83.7%. Other revenue during 1995 increased $259,000, which resulted primarily from an increase in telephone commissions and gains from disposition of assets.

         Property operating expenses for 1995 were $6,374,000, or an increase of approximately $1,118,000, or 21.3%, over 1994, of which (i) approximately $133,000 is attributable to the 17 hotels open throughout both periods and (ii) approximately $985,000 is attributable to the 1995 New Hotels. Corporate operating expenses increased approximately $1,233,000 as a result of (i) corporate infrastructure expansion and (ii) various expenses associated with operating as a public company during the second half of 1995.

         Depreciation and amortization expense increased approximately $440,000, or 29.9%, principally as a result of operating the 1995 New Hotels, as well as an increase in the carrying value of assets acquired at the time of the IPO. Interest expense decreased approximately $1,176,000, or 46.4%, from $2,532,000 to $1,356,000 as a result of debt being repaid with proceeds of the IPO.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company generated $9,720,000 in cash provided by operating activities, an increase of $4,876,000 over 1995. This 100.7% increase can be attributed primarily to an improvement in net income resulting from operating the 1996 New Hotels.

         In February, 1996, the Company amended its existing line of credit with Bank One, Kentucky, NA to increase its borrowing capacity from $30 million to $50 million (the "$50 Million Facility"). In December, 1996, the Company received a commitment from a group of banks (the "Commitment") for a "$200 million, revolving credit facility (the "$200 Million Line of Credit") which expired February 28, 1997. The Commitment for the $200 Million Line of Credit included financial covenants and terms and conditions which the Company believed to be customary for loans of this type.

         Under the terms of the $200 Million Line of Credit, a merger, such as the one presently anticipated with ESA, would have restricted future borrowings. Therefore, the Company has concluded that it is in its best interest to re-evaluate the available alternatives with regard to revolving credit facilities and negotiate for a facility that would provide for the Company's short term construction commitment requirements, while substantially reducing the amount of commitment fees that would need to be paid prior to consummation of the merger. In the event the Company does not close on the $200 Million Line of Credit the related unamortized loan cost of approximately $278,000 as of February 28, 1996 would be charged off.

         The Company expects to open the Construction Properties by the end of 1997, and estimates that these 11 StudioPLUS hotels should have a total development cost of approximately $48.7 million, of which approximately $14.9 million has already been incurred. The Company currently intends to fund the development of these hotels with available cash, borrowings under the $50 Million Facility and cash flow from operations. However, there can be no assurance that the Company will complete the development of such additional StudioPLUS hotels in a timely manner or within budget.

         The Company in the future may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Any debt incurred or issued by the Company may be secured or unsecured at fixed or variable interest rates and may be subject to such terms as the Board of Directors of the Company deems prudent.

INFLATION

         The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of the Company during the three most recent fiscal years.

SEASONALITIES AND OTHER FACTORS AFFECTING QUARTERLY EARNINGS

         The lodging industry is seasonal in nature. During 1996, approximately 53.0% of the Company's revenue occurred during the second and third quarters. Because many of the Company's expenses do not fluctuate with revenue, this seasonality in revenue may cause even greater quarterly fluctuations to the Company's earnings. Quarterly earnings may be adversely effected by risks beyond the Company's control, including poor weather conditions, economic factors and competition. In addition, quarterly earnings may be effected by the timing of development and the opening of new hotels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
Report of Independent Accountants                                                                             16

Financial Statements

         Consolidated Balance Sheets for the years ended December 31, 1996 and                                17
         1995

         Consolidated Statements of Operations for the years ended December 31,                               18
         1996, 1995, and 1994

         Consolidated Statements of Shareholders' Equity for the years ended                                  19
         December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31,                               20
         1996, 1995 and 1994

         Notes to Consolidated Financial Statements                                                           21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Studio Plus Hotels, Inc.
Lexington, Kentucky

         We have audited the accompanying consolidated balance sheets of Studio Plus Hotels, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio Plus Hotels, Inc. and Subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   /s/ COOPERS & LYBRAND L.L.P.
--------------------------------
Coopers & Lybrand L.L.P.
Cincinnati, Ohio
February 4, 1997

                            STUDIO PLUS HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                    ASSETS

                                                                                      1996              1995
                                                                                  ------------     ------------
Current assets:
  Cash and cash equivalents                                                       $ 34,678,343     $  2,556,744
  Accounts receivable, net of allowance of $102,126
    and $70,654 as of 1996 and 1995, respectively                                      638,012          372,771
  Pre-opening costs, net of accumulated amortization of
    $822,550 and $390,989 as of 1996 and 1995, respectively                            725,911          209,974
  Other current assets                                                                 335,569          325,983
                                                                                  ------------     ------------
      Total current assets                                                          36,377,835        3,465,472
                                                                                  ------------     ------------

Property and equipment, net                                                        107,566,933       59,355,184
Site deposits and preacquisition costs                                               1,924,820          275,000
Deferred loan costs, net of accumulated amortization of
  $211,227 and $48,281 as of 1996 and 1995, respectively                               360,978          244,991
Non-compete agreement, net of accumulated amortization
  of  $125,000 as of 1995                                                               25,000
Other assets                                                                             9,300           10,726
                                                                                  ------------     ------------
                                                                                  $146,239,866     $ 63,376,373
                                                                                  ============     ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  5,057,245     $  1,876,622
  Accrued expenses:
    Property tax                                                                       467,888          322,584
    Compensation                                                                       537,612          245,581
    Income taxes                                                                       238,969
    Other accrued expenses                                                             737,583          458,122
                                                                                  ------------     ------------
      Total current liabilities                                                      7,039,297        2,902,909
                                                                                  ------------     ------------

Long-term debt                                                                       4,000,000
Deferred income taxes                                                                5,587,758        4,827,410
Commitments

Shareholders' equity:
  Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued or outstanding
  Common stock, par value $.01 per share, 50,000,000 shares
    authorized, 12,528,845 shares issued and outstanding                               125,288           51,150
  Additional paid-in capital                                                       127,209,452       50,490,353
  Retained earnings                                                                  6,278,071        1,104,551
                                                                                  ------------     ------------
      Total shareholders' equity                                                   133,612,811       51,646,054
                                                                                  ------------     ------------
                                                                                  $146,239,866     $ 63,376,373
                                                                                  ============     ============





The accompanying notes are an integral part of the consolidated financial statements.

                           STUDIO PLUS HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1996, 1995 and 1994


                                                                             1996            1995             1994
                                                                        ------------     ------------     -----------
Revenue:
  Room revenue                                                          $ 22,200,495     $ 15,308,835     $11,830,374

  Other revenue                                                              864,010          581,416         322,159
                                                                        ------------     ------------     -----------
    Total revenue                                                         23,064,505       15,890,251      12,152,533
Costs and expenses:                                                     ------------     ------------     -----------
  Property operating expenses                                              9,631,338        6,374,355       5,256,359
  Corporate operating expenses                                             3,821,369        2,113,731         880,511
  Depreciation and amortization                                            3,336,121        1,912,132       1,472,358
  Interest expense, net of interest income                                (2,205,539)       1,356,082       2,531,990
                                                                        ------------     ------------     -----------
    Total costs and expenses                                              14,583,289       11,756,300      10,141,218
                                                                        ------------     ------------     -----------
      Income before third party investors' interest, income taxes
           and extraordinary loss                                          8,481,216        4,133,951       2,011,315
  Third party investors' interest                                                            (141,612)       (358,432)
                                                                        ------------     ------------     -----------
      Income before income taxes and extraordinary loss                    8,481,216        3,992,339       1,652,883
  Provision for income taxes                                               3,307,696        1,670,459
                                                                        ------------     ------------     -----------
      Income before extraordinary loss                                     5,173,520        2,321,880       1,652,883
  Extraordinary loss, net of tax benefit                                                     (184,618)
                                                                        ------------     ------------     -----------
      Net income                                                        $  5,173,520     $  2,137,262     $ 1,652,883
                                                                        ============     ============     ===========

Earnings per common and common equivalent shares,
  primary and fully diluted (Note 9)                                    $      0.45
                                  =                                     ===========

Pro forma income data: (Note 9)
  Income before extraordinary loss                                                       $ 2,321,880      $1,652,883
  Pro forma adjustment for income taxes                                                      176,458        (614,872)
                                                                                         -----------      ----------
  Pro forma income before extraordinary loss                                               2,498,338       1,038,011
  Extraordinary loss                                                                        (184,618)
                                                                                         -----------      ----------
  Pro forma net income                                                                   $ 2,313,720      $1,038,011
                                                                                         ===========      ==========

Pro forma earnings per share: (Note 9)
  Pro forma income before loss                                                           $      0.50
  Extraordinary loss                                                                           (0.04)
                                                                                         -----------
  Pro forma net income                                                                   $      0.46
                                                                                         -----------

Weighted average number of common shares outstanding                    11,580,169         4,995,104






The accompanying notes are an integral part of the consolidated financial statements

                            STUDIO PLUS HOTELS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             for the years ended December 31, 1996, 1995 and 1994

                                                  Shareholders' Equity (Deficit)
                                                  --------------------------------------------------
                                                                                            Retained
                                                 Common          Additional       Treasury   Earnings    Partners'
                                                  Stock         Paid-in capital     Stock   (Deficit)    (Deficit        Total
                                                  --------      ---------------   -------  ---------     --------       ---------
Balance, January 1, 1994                          $190,000          $106,846               $(1,607,605)  (300,004)    $(1,610,763)
  Issuance of stock                                 20,000                                                                 20,000
  Cash dividends                                                                            (1,139,111)                (1,139,111)
  Partners' draws                                                                                        (116,916)       (116,916)
  Conversion of note payable to stock                                 21,450                                               21,450
  Repurchase of treasury stock                                                   $(75,000)                                (75,000)
  Net income                                                                                 1,537,608    115,275       1,652,883
                                                  --------      ------------     --------   ----------   --------    ------------
Balance, December 31, 1994                         210,000           128,296      (75,000)  (1,209,108)  (301,645)     (1,247,457)
                                                  --------      ------------     --------   ----------   --------    ------------
  Cash dividends                                                                            (1,747,956)                (1,747,956)
  Partners' draws                                                                                        (547,074)       (547,074)
  Reclassification of shareholders' and
    partners' interest to paid-in capital in
    connection with S corporation and
    partnership termination                       (210,000)       (1,631,115)      75,000    1,250,795    515,320
  Purchase of minority shareholders'
    interest                                                       3,955,515                   673,558    333,399       4,962,472
  Proceeds from initial public offering of
    stock, net                                      51,150        48,037,657                                           48,088,807
  Net income                                                                                 2,137,262                  2,137,262
                                                  --------      ------------     --------   ----------   --------    ------------
Balance, December 31, 1995                          51,150        50,490,353        --       1,104,551      --         51,646,054
                                                  --------      ------------     --------   ----------   --------    ------------
  Proceeds from follow-on offering                  32,369        76,750,748                                           76,783,117
  Proceeds from exercise of stock options               10            10,110                                               10,120
  Effect of three-for-two stock split               41,759           (41,759)
  Net income                                                                                 5,173,520                  5,173,520
                                                  --------      ------------     --------   ----------   --------    ------------
Balance, December 31, 1996                        $125,288      $127,209,452        --      $6,278,071      --       $133,612,811
                                                  ========      ============     ========   ==========   ========    ============



The accompanying notes are an integral part of the consolidated financial statements.

                            STUDIO PLUS HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                       1996              1995        1994
                                                                                       ----              ----        ----
Cash flows from operating activities:
  Net income                                                                        $5,173,520        $2,137,262   $1,652,883
  Adjustments to reconcile net income to net cash provided by operating activities:
    Third party investors' interest                                                                      141,612      358,432
    Depreciation and amortization                                                    3,336,121         1,912,132    1,472,358
    Discount accretion on investment securities                                       (378,953)
    Gain on sale of investment securities                                              (89,960)
    Loss (gain) on sale of assets                                                                        (72,393)       2,746
    Bad debt expense                                                                    96,858            47,892      140,400
    Deferred income tax expense                                                        650,891           593,186
    Extraordinary loss                                                                                   184,618
    Change in:
      Accounts receivable                                                             (362,099)         (166,027)    (199,039)
      Other current assets                                                             (62,225)         (139,125)     (24,212)
      Other assets                                                                       1,426           (49,597)    (171,680)
      Accounts payable                                                                 236,346           167,354     (154,897)
      Income taxes payable                                                             401,065          (162,096)
      Accrued expenses                                                                 716,796           249,161       82,816
                                                                                    ----------        ----------   ----------
           Net cash provided by operating activities                                 9,719,786         4,843,979    3,159,807
                                                                                    ----------        ----------   ----------

Cash flows from investing activities:
  Expenditures for land, buildings and furnishings                                 (46,962,647)      (14,806,613)  (5,558,901)
  Payment for site deposits and preacquisition costs                                (2,671,259)         (862,269)    (234,649)
  Proceeds from sale of land and  furnishings                                                            132,812        4,000
  Purchase of investments available-for-sale                                       (38,829,263)
  Proceeds from sale/maturity of investments available-for-sale                     39,298,176
  Additions to preopening costs                                                       (947,498)         (125,826)    (101,175)
  Purchase of third party investors' interest                                                         (1,500,000)
                                                                                   -----------        ----------   ----------
           Net cash used in investing activities                                   (50,112,491)      (17,161,896)  (5,890,725)
                                                                                   -----------        ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term debt                                                      27,000,000         6,916,222    4,319,832
  Proceeds from notes payable to shareholders and partners                                             1,727,500      875,000
  Principal payments on long-term debt                                             (31,000,000)      (36,810,859)    (517,314)
  Principal payments on notes payable to shareholders and partners                                    (3,111,000)    (567,675)
  Partners' draws                                                                                                    (116,916)
  Cash dividends                                                                                      (2,295,030)  (1,139,111)
  Distribution to third party investors                                                                              (281,473)
  Proceeds from sale of stock                                                                                          20,000
  Proceeds from public offering, net of underwriting costs                          77,236,432        49,731,750
  Proceeds from exercise of stock options                                               10,120
  Additions to deferred loan costs                                                    (278,933)         (336,250)     (27,320)
  Additions to public offering costs                                                  (453,315)       (1,405,117)    (237,826)
                                                                                   -----------        ----------   ----------
           Net cash provided by financing activities                                72,514,304        14,417,216    2,327,197
                                                                                   -----------        ----------   ----------
           Net increase (decrease) in cash                                          32,121,599         2,099,299     (403,721)
Cash and cash equivalents at beginning of periods                                    2,556,744           457,445      861,166
                                                                                   -----------        ----------   ----------
Cash and cash equivalents at end of periods                                        $34,678,343        $2,556,744   $  457,445
                                                                                   ===========        ==========   ==========

Supplemental cash flow disclosures:
  Interest paid, net of amount capitalized                                         $     2,808        $1,775,249   $2,539,213
                                                                                   ===========        ==========   ==========
  Income taxes paid                                                                $ 2,266,837        $1,182,200
                                                                                   ===========        ==========

Non-cash transactions:
  Contract payable for non-compete agreement                                                                       $  150,000
                                                                                                                   ==========
  Additions to public offering costs included in accounts payable                                                  $  505,298
                                                                                                                   ==========
  Conversion of note payable to stock                                                                              $   21,450
                                                                                                                   ==========
  Repurchase of treasury stock for note payable                                                                    $   75,000
                                                                                                                   ==========
  Public offering costs netted against offering proceeds                                              $1,642,943
                                                                                                      ==========
  Purchase of minority shareholders' interest for stock and assumption of deficit
    capital balances                                                                                  $4,962,472
                                                                                                      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     Business

         Studio Plus Hotels, Inc. and its wholly owned subsidiary, Studio Plus Properties, Inc. (together, the "Company") own, develop and operate StudioPLUS(TM) extended stay hotels and own the rights to the related trade name and service marks for "StudioPLUS." StudioPLUS hotels are designed to combine the convenience of a hotel with many of the comforts of an apartment in order to provide affordable lodging for extended stay guests.

         At December 31, 1996, the Company had 35 StudioPLUS hotels in operation and 11 StudioPLUS hotels under construction. These 46 hotels are located in 13 states in the Midwest and Southeast United States.

     Corporate Organization and Initial Public Offering

         The Company was formed on December 19, 1994, to acquire, through merger and exchange of partnership interests all of the assets of Studio Plus, Inc. and the corporations and partnerships (collectively, the "Predecessor Entities") which owned and operated StudioPLUS extended stay hotels. On June 26, 1995, the Company completed an initial public offering of 5,347,500 shares of common stock, $0.01 par value (the "Common Stock") including shares issued as a result of the exercise of the underwriters' over-allotment option, at $10.00 per share and received net cash proceeds of approximately $48.1 million ( the "IPO"). Just prior to completion of the IPO, the Company acquired through merger and exchange of Common Stock for partnership interests the assets of the Predecessor Entities which owned and operated all of the StudioPLUS extended stay hotel properties then in operation or under development ( the "Corporate Organization"). The Company issued an aggregate of 2,322,750 shares of common stock and paid $1.5 million of cash to the partners and shareholders of the Predecessor Entities. The acquisition of the interests of the controlling shareholder or partner and affiliates of the Predecessor Entities has been accounted for as if it were a pooling of interests, with no increase in the carrying value for the interests acquired. The acquisition of the third party investors' interests has been accounted for as a purchase which resulted in an increase to the carrying value of the underlying assets acquired of $10,475,000.

     Follow-on Offering and Stock Split

         In April, 1996, the Company completed a follow-on equity offering of 5,175,000 shares of Common Stock, including 675,000 shares issued as a result of the exercise of the underwriters' over-allotment option, and 319,653 shares sold by selling shareholders at $16.83 per share. Net cash proceeds to the Company were approximately $76.8 million, which excluded any proceeds from the selling shareholders.

         On July 9, 1996, a three-for-two split of the Company's Common Stock was effected in the form of a stock dividend of three shares of Common Stock for each two shares of Common Stock outstanding at the close of business on June 20, 1996 (the "Stock Split"). Accordingly, all applicable share and per share data have been adjusted for the Stock Split.

     Principles of Consolidation

         The consolidated financial statements include the accounts of Studio Plus Hotels, Inc. and its wholly owned subsidiary Studio Plus Properties, Inc. All significant intercompany items and transactions have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Management's Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Property and Equipment

         Property and equipment is stated at cost, including interest, salaries and related expenses from site design and construction supervision incurred during the construction period. Expenditures for replacements and improvements are capitalized. Maintenance and repairs are charged to operations as incurred.

         Depreciation is computed by the straight-line method over the estimated useful lives of the assets. A summary of the estimated useful lives of the assets is as follows:

         Building and improvements................................  40 years
         Furniture, fixtures and equipment........................3-10 years

         The carrying amounts of major assets sold, retired, or otherwise disposed of, and the related accumulated depreciation amounts are eliminated from the accounts. Any resulting gain or loss is included in income.

     Preacquisition Costs

         The Company incurs costs related to the acquisition of hotel sites. These costs are capitalized when it is probable that a site will be acquired. These costs are reclassified to property and equipment upon acquisition. In the event the acquisition is not consummated, the costs are expensed. All other site selection costs are expensed as incurred.

     Deferred Loan Costs

         The Company has incurred costs in obtaining financing. These costs have been deferred and are being amortized over the life of the loan using the straight-line method.

     Preopening Costs

         The Company capitalizes compensation and other costs relating to the opening of new properties. Amortization is provided using the straight-line method over a twelve-month period.

     Concentration of Credit Risk

         The Company maintained deposits totaling $7,498,927 and $619,239 at December 31, 1996 and 1995, respectively with one bank. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     Stock Options

         The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25 the Company recognizes expense based on the intrinsic value of the options. Pro forma disclosure of income and earnings per share, based on the fair market value of the options, have been provided in Note 8 as required by The Financial Accounting Standards Board
(SFAS) No. 123, "Accounting for Stock-Based Compensation".

3.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                        1996                   1995
                                                        ----                   ----
Hotel, property and equipment:

  Land                                            $  23,428,908           $  12,403,803
  Building and improvements                          67,603,333              40,824,006
  Furniture, fixtures and equipment                  16,892,961               8,242,087
  Construction in process                             8,247,616               4,249,605
                                                  -------------           -------------
                                                    116,172,818              65,719,501
  Less accumulated depreciation                      (9,261,988)             (6,678,808)
                                                  -------------           -------------
                                                    106,910,830              59,040,693
                                                  -------------           -------------

Corporate property and equipment:

  Furniture, fixtures and equipment                     942,674                 473,067
                                                  -------------           -------------
     Less accumulated depreciation                     (286,571)               (158,576)
                                                  -------------           -------------
                                                        656,103                 314,491
                                                  -------------           -------------
           Total property and equipment           $ 107,566,933           $  59,355,184
                                                  =============           =============

             Included in December 31, 1996 and 1995 accounts payable are amounts related to the purchase of property and equipment totaling approximately $4,635,000 and $1,609,000, respectively. In addition, interest capitalized and included in the cost of building and improvements for December 31, 1996, 1995 and 1994 was $329,432, $157,592 and $152,679, respectively. The
Company incurred total interest expense of $332,240, $1,675,265 and $2,684,669 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.  LINE OF CREDIT

             On February 28, 1996, the Company increased its $30 million revolving line of credit to $50 million (the "Line of Credit"), maturing June 22, 1998, to fund future development and construction of additional hotels and for working capital. Outstanding indebtedness under the Line of Credit bears interest at either a rate based upon the London Interbank Offering Rate or the prime interest rate, at the selection of the Company. The interest rate on the outstanding indebtedness adjusts periodically based upon prevailing rates. Interest is payable monthly with the unpaid principal due at maturity. The Line of Credit contains certain financial covenants, including maintenance of a minimum debt service coverage ratio and a maximum ratio of debt to tangible net worth and limitations upon the incurrence of additional debt without the consent of the lender. Borrowings under the Line of Credit are collateralized by certain property and equipment. At December 31, 1996 there were no outstanding borrowings under the Line of Credit.

             The Company used the net proceeds of the IPO to retire approximately $36.8 million of outstanding mortgage debt, which was guaranteed by the former shareholders and partners of the Predecessor Entities, and approximately $3.1 million of loans from shareholders. In connection with the early extinguishment of mortgage debt in 1995, the Company incurred an extraordinary loss of $184,618, net of $123,079 in taxes, relating to the write-off of unamortized loan fees.


5.  INCOME TAXES

             The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using currently enacted tax rates.

             The components of the provision for income taxes reflected in the consolidated statements of operations for the years ended December 31, 1996 and 1995 are as follows:

                                                      1996                      1995
                                                      ----                      ----
Currently payable:
   Federal                                        $   2,136,700           $     929,183
   State and local                                      520,105                 148,000
                                                  -------------           -------------
                                                      2,656,805               1,077,183
                                                  -------------           -------------

Deferred taxes:

  Federal                                               413,444                 507,615
  State                                                 237,447                 785,661
                                                  -------------           -------------
                                                        650,891                 593,276
                                                  -------------           -------------
Provision for income taxes                        $   3,307,696           $   1,670,459
                                                  =============           =============

             Prior to the Corporate Organization, the Company's operations were conducted through S corporations and partnerships. Accordingly, the deferred tax provision for the year ended December 31, 1995, includes approximately $540,000 relating to recognition of a net deferred tax liability representing temporary differences existing on the date of the Corporate Organization. Prior to the Corporate Organization, income taxes on earnings were paid by the shareholders and partners of the Predecessor Entities.

             The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income before income taxes were as follows:

                                                                              1996             1995
                                                                              ----             ----
                Statutory federal tax rate                                    34.0%            34.0%
                Effect of termination of S corporation
                   and partnership status with the
                   Corporate Organization                                     --               13.5
                S corporation and partnership income
                   for which no current income taxes
                   were provided                                              --              (10.0)
                State income taxes, net of federal benefit                     4.6              2.5
                Other                                                          0.4              1.8
                                                                              ----             ----
                                                                              39.0%            41.8%
                                                                              ====             ====


             Components of the Company's net deferred asset and liability included in the consolidated balance sheets were as follows:

                                                                             1996              1995
                                                                             ----              ----
             Deferred tax assets:
                Compensation and benefits                               $     55,143     $        --
                Bad debt and other allowances                                 69,555     $    59,270
                Other                                                         18,407              --
                                                                        ------------     -----------
                                                                             143,105          59,270
                                                                        ------------     -----------

             Deferred tax liabilities:
                Property and equipment                                   (5,621,406)      (4,886,680)
                                                                        ------------     -----------
                           Net deferred tax liability                   $(5,478,301)     $(4,827,410)
                                                                        ===========      ===========

6.  OPERATING LEASES

             The Company leases office space under an operating lease expiring in 1997. The lease is renewable for two five-year periods. In addition the Company leases the land on which one hotel is built. The land lease is for a term of 20 years with four five-year renewal options with an option to purchase under certain conditions. The future minimum rental payments under the operating leases as of December 31, 1996, are as follows:

                      1997          $   171,964
                      1998               33,990
                      1999               35,010
                      2000               36,060
                      2001               37,142
                  Thereafter            711,521
                                    -----------

                   Total            $ 1,025,687
                                    ===========

             The Company incurred rent expense of $166,096, $149,228 and $135,876 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.  RIGHTS AGREEMENT

             Under the terms of the Company's Rights Agreement, one right (a "Right") is attached to each share of Common Stock. Initially, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Class A Cumulative Participating Preferred Stock ("Class A Preferred Stock"), of which 100,000 shares have been reserved for issuance pursuant to the Rights Agreement. Each Unit of Class A Preferred Stock is structured to be the economic equivalent of one share of Common Stock. The exercise price per Right will be $56.00 subject to adjustment (the "Purchase Price").

             The Rights Agreement also provides that if any person becomes an Acquiring Person (as defined below), proper provision shall be made so that each holder of a Right (except as set forth below) will thereafter have the right to receive, upon exercise and payment of the Purchase Price, Class A Preferred Stock or Common Stock at the option of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the amount of the Purchase Price.

             The Rights will separate from the Common Stock and a distribution of Rights Certificates will occur (the "Distribution Date") upon the earlier of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially becoming an Acquiring Person.

             Effective February 27, 1996, the Rights Agreement was amended to lower the percentage of beneficial ownership required to be deemed an Acquiring Person from 20% to 15% of the outstanding shares of Common Stock of the Company (the "Ownership Reduction"), and to add a provision which permits a person who becomes an Acquiring Person, solely because of the Ownership Reduction, to reduce its beneficial ownership of Common Stock to less than 15% by the close of business on the tenth business day following notice from the Company that such person's beneficial ownership equals or exceeds 15% of the outstanding shares of Common Stock to avoid classification as an Acquiring Person.

             In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger, statutory share exchange, or other business combination in which the Company is not the surviving corporation, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except as set forth below) shall thereafter have the right to receive, upon exercise and payment of the Purchase Price, common stock of the acquiring company having a value equal to twice the Purchase Price. The events set forth in this paragraph and in the preceding paragraphs are referred to as the "Triggering Events." The Rights are not exercisable until the Distribution Date and will expire at the close of business on June 30, 2000, unless earlier redeemed or exchanged by the Company as described below or unless such expiration date is extended pursuant to the Rights Agreement.

             The Purchase Price payable, and the number of shares of Class A Preferred Stock, Common Stock or other securities or property issuable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution.

             At any time after any person becomes an Acquiring Person, the Company may exchange all or part of the Rights (except as set forth below) for shares of Common Stock (an "Exchange") at an exchange ratio of one share per Right, as appropriately adjusted to reflect any stock split or similar transaction.

             At any time until ten days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price").

             The Rights Agreement may be amended by authorization of the Board of Directors, in the event of a merger or acquisition of the Company, whereby the acquiring company would not be deemed an "Acquiring Person" within the meaning of the Rights Agreement as defined above. Refer to Note 11 regarding subsequent amendment to the Rights Agreement.

8. STOCK OPTIONS

             The Company has two stock option plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1995 Non-Employee Directors' Stock Incentive Plan (the "Directors Plan"). Under the 1995 Plan, an aggregate of 1,251,488 shares of common stock have been reserved for awards. Grants or awards are issued at the discretion of the Compensation Committee of the Board of Directors and may be in the form of stock options, stock appreciation rights, restricted stock awards or performance share awards. Options granted to date under the 1995 Plan have an exercise price equal to the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Any vesting period is at the discretion of the Compensation Committee; however, the majority of the options vest over a four year period.

             Options granted under the Directors' Plan vest over a four year period from the grant date and expire in ten years. The option price per share may not be less than the fair market value of a share on the date the option is granted. Under the Directors' Plan at December 31, 1996, options to acquire 45,000 and 15,000 shares had been granted at exercise prices per share of $10.00 and $14.42, respectively. Options to acquire an aggregate of 11,250 shares of Common Stock were exercisable at December 31, 1996, with an exercise price of $10.00 per share. All options under the Directors Plan were issued in 1995 with none having been exercised to date.

             The following is a summary of stock option activity and number of shares reserved for outstanding options under the 1995 Plan:

                                                                    Weighted Average
                                                                     Option Price         Number
                                                                       per Share        of Shares
                                                                       ---------        ---------
             Balance at January 1, 1996                                $11.02             711,750
                  Granted                                              $17.63             396,502
                  Exercised                                            $10.00              (1,012)
                  Forfeited                                            $13.05             (95,726)
                                                                                        ---------
             Balance at December 31, 1996                              $13.43           1,011,514
                                                                                        =========

             All options included in the January 1, 1996, balance were issued during 1995 with none being forfeited or exercised. The following is a summary of stock options outstanding at December 31, 1996, under the 1995 Plan:

                                                   Options Outstanding                        Options Exercisable
                          -------------------------------------------------------       ------------------------------
                                                Weighted-
                             Number              Average             Weighted-            Number            Weighted-
    Range of              Outstanding           Remaining             Average           Exercisable          Average
 Exercise Prices          at 12/31/96        Contractual Life      Exercise Price       at 12/31/96       Exercise Price
 ---------------          -----------        ----------------      --------------       -----------       --------------
$10.00 to $13.67             596,512               8.75                $10.61             395,361             $10.36

$15.33 to $20.83             415,002               9.50                $17.44               7,126             $15.33
                           ---------                                                      -------
$10.00 to $20.83           1,011,514               9.00                $13.43             402,487             $10.45
                           =========                                                      =======

             The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          1996              1995
                                                                          ----              ----
             Net income                     As reported                $5,173,520       $2,313,720
                                            Pro forma                  $4,484,576       $1,398,979

             Primary and fully diluted
                  earnings per share        As reported                $     0.45       $     0.46
                                            Pro forma                  $     0.39       $     0.28

             Options granted during the year had a weighted-average fair value of $7.66 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions for grants made during 1995 and 1996: expected volatility of 31.7 percent, risk-free interest rate of 6.0 percent, zero dividend yield, and an expected life of 6 years.

9.  EARNINGS PER SHARE

             Prior to June 26, 1995, the assets of the Company were owned and operated by the Predecessor Entities. The outstanding shares or other equity interests of the Predecessor Entities differ substantially from the shares of Common Stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information for the periods prior to the IPO is not meaningful.

             The pro forma earnings per share for the year ended December 31, 1995, has been calculated by dividing the pro forma net income by the weighted average number of shares of Common Stock deemed to be outstanding. Income before extraordinary loss has been adjusted to pro forma income before extraordinary loss by reflecting the tax that would have been paid by the Company if it had been subject to income tax for the full year, assuming a 37.2% effective tax rate. Prior to June 26, 1995, the Company was not fully subject to income taxes due to the election of S corporation and partnership tax status by the Predecessor Entities. If the Company had been subject to tax, it would have incurred income tax expense of approximately $1,371,000 and $615,000 for the years ended December 31, 1995 and 1994, respectively.

             Included in the weighted average number of common shares outstanding at December 31, 1996 and 1995 is an average of 292,590 and 92,940 common stock equivalents for each year, respectively.

10.  RELATED PARTY TRANSACTIONS

             Borrowings from partners and shareholders of the Predecessor Entities were $1,727,500 and $875,000 for 1995 and 1994, respectively. Principal repayments on loans from shareholders and partners of the Predecessor Entities were $3,111,000 and $567,675 for 1995 and 1994, respectively. In addition, the Company incurred interest expense of $156,851 and $73,625 for the same periods, respectively, on shareholder debt.

             Prior to the IPO, the Company distributed $2,295,030 to the shareholders of the Predecessor Entities in accordance with the merger agreements.

11.  SUBSEQUENT EVENT

             On January 16, 1997, the Company entered into a merger agreement (the "Merger Agreement") with Extended Stay America, Inc. ("ESA") whereby each share of the Company's Common Stock would be exchanged for 1.2272 shares of ESA common stock (the "Merger"). The Merger is expected to be accounted for as a "pooling of interests" in accordance with APB Opinion No. 16, "Business Combinations." Pending shareholder approval, the approval of the Merger by certain regulatory bodies, and barring the occurrence of certain events as detailed in the Merger Agreement, the merger is expected to be completed in April, 1997.

             The Company and Fifth Third Bank, as rights agent (the "Rights Agent"), entered into an Amended and Restated Rights Agreement, dated as of June 6, 1995, and amended as of February 27, 1996 (the "Rights Agreement"), between the Company and the Rights Agent. On January 16, 1997, the Company and the Rights Agent entered into Amendment No. 2 to the Rights Agreement (the "Rights Amendment"). Pursuant to the Rights Amendment, neither ESA, Merger Sub, Inc., or any affiliate or associate of ESA or Merger Sub, Inc. shall be deemed to be an "Acquiring Person" by virtue of the Merger Agreement or any of the transactions contemplated by the Merger Agreement, and immediately prior to the consummation of the Merger all Rights (as defined in the Rights Agreement) shall expire.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The Board of Directors presently consists of seven members and is divided into three classes. Certain information regarding the directors and executive officers (the "Named Executive Officers") of the Company is set forth below.


                                                                                                              Term
Name                               Age        Position                                             Class      Expires
----                               ---        --------                                             -----      -------
Norwood Cowgill, Jr.               53         Chairman of the Board &                               III       1998
                                              Chief Executive Officer
Michael J. Moriarty                50         Director, President &                                 III       1998
                                              Chief Operating Officer
William E. Anderson                53         Director, Executive Vice President,                   II        1997
                                              Secretary and General Counsel
Warren W. Rosenthal                73         Director                                              I         1999
Daniel W. Daniele                  42         Director                                              I         1999
Richard W. Furst                   58         Director                                              II        1997
Thomas P. Dupree                   66         Director                                              III       1998
Michael L. Tetterton               36         Vice President of Operations
Creighton R. Schneck               51         Vice President of Development
James C. Baughman, Jr.             34         Chief Financial Officer & Treasurer

DIRECTORS AND EXECUTIVE OFFICERS

             Norwood Cowgill, Jr. is the Chairman of the Board of Directors and Chief Executive Officer of the Company, and founded the Company's Predecessor Entities in 1985. Prior to 1985, Mr. Cowgill was a real estate developer in Lexington, Kentucky, who was active in various aspects of real estate, including subdivision of land, construction of single family housing, conversion of apartments to condominiums, and construction, ownership, management and renovation of multi-housing communities. Mr. Cowgill has been a director of the Company since 1994.

             Michael J. Moriarty has been employed by the Company since August, 1996, and is the President, Chief Operating Officer as well as a Director. Prior to joining the Company, Mr. Moriarty was the Brand Vice President for Fairfield Inn by Marriott, where he worked for approximately fifteen years. Other positions he held at Marriott include Vice President Operations and Vice President Finance and Development for Residence Inn by Marriott.

             William E. Anderson II has been employed by the Company since January, 1995, and is the Company's Executive Vice President, Secretary and General Counsel as well as a Director. Before joining the Company, Mr. Anderson served as Senior Vice President, Secretary and General Counsel of Long John Silver's Restaurants, Inc. and its predecessor, Jerrico, Inc., positions he held from October, 1984, until January, 1995. Mr. Anderson has been a director of the Company since 1995.

             Warren W. Rosenthal is a private investor. From 1963 to 1985, Mr. Rosenthal served as Chairman of the Board of Directors, President and Chief Executive Officer of Jerrico, Inc. and, from 1985 to 1989, served as Chairman of the Board of Directors of Jerrico, Inc., which owned or franchised approximately 1,500 restaurants. Mr. Rosenthal presently serves on the Board of Directors of Immunomedics, Inc. where he serves as a member of the Compensation, Finance and Nomination Committees. Mr. Rosenthal has been a director of the Company since 1994.

             Daniel W. Daniele serves as Executive Vice President of Motels of America, Inc. a position has held since September 1994. From March, 1991, to September, 1994, Mr. Daniele was National Hospitality Director and Principal for the consulting practice of Ernst & Young, L.L.P. Mr. Daniele has been a director of the Company since 1995.

             Richard W. Furst, Ph.D. has served as the Dean and Professor of Finance of the Carol Martin Gatton College of Business and Economics at the University of Kentucky since 1981. Dr. Furst serves on the Board of Trustees of Armada Funds. He also serves as a consultant to several private companies and non-profit organizations. Dr. Furst has been a director of the Company since 1994.

             Thomas P. Dupree is President of Dupree and Company, Inc., an investment advisory firm, a position he has held since 1970. Since 1979, Mr. Dupree has also been President and a trustee of Dupree Mutual Funds, managing a portfolio of municipal and government bonds. Mr.
Dupree has been a director of the Company since 1994.

             Michael L. Tetterton has been Vice President of Operations of the Company since January, 1994. Before joining the Company, Mr. Tetterton was a Southeast regional manager for Residence Inn by Marriott, overseeing the operation of various Marriott-managed properties in North Carolina, South Carolina, Alabama and Mississippi from 1990 to 1993. From 1988 to 1990, he was a district manager for Residence Inn by Marriott for North Carolina, South Carolina, Florida and Georgia.

             Creighton R. Schneck has been Vice President of Development since September, 1996. Since 1995 and prior to joining the Company, Mr. Schneck was Director of Development for Tishman Speyer Properties and was responsible for development of residential and commercial real estate projects. From 1990 to 1994 Mr. Schneck was a Principal of Palisades Realty and Development which was engaged in the development of retail office space. Since 1993, Mr. Schneck has served as a director of Mid-Atlantic Medical Services, Inc.

             James C. Baughman, Jr. has been associated with the Company since September, 1994 and is Chief Financial Officer and Treasurer of the Company. Before joining the Company, Mr. Baughman served as Senior Trust Officer for The Vine Street Trust Company from 1993 to 1994, and as a Trust Officer for Bank One, Lexington, NA from 1988 to 1993. Mr. Baughman also served as an adjunct instructor in the Department of Business and Economics of Transylvania University from 1992 to 1994. Mr. Baughman is Mr. Cowgill's son-in-law.

             There is no arrangement or understanding between any officer and any other person regarding any executive officer being selected as an officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

             Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than 10 percent of the Company's Common Stock to file with the Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the form copies of such persons, the Company's executive officers and directors have complied with the applicable reporting requirements except that Messrs. Cowgill and Baughman filed one Form 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

             The following table sets forth certain information concerning the compensation paid to the Company's executive officers (the "Named Executive Officers") whose salary and bonus compensation exceeded $100,000 for the years ended December 31, 1996, 1995 or 1994.

                                                                                                          Other Annual
                                                                                                          Compensation
Name and Principal Position                              Year       Salary($)        Bonus($)             ($)(1)(2)
---------------------------                              ----       ----------       ---------            -----------
Norwood Cowgill, Jr.                                     1996        150,000             --                    --
     Chairman of the Board                               1995         73,797             --                    --
     and Chief Executive Officer                         1994        100,000             --                    --

Michael J. Moriarty                                      1996         66,923           50,000                  --
     President and Chief Operating Officer

William E. Anderson, II                                  1996        125,000           25,000                  --
     Executive Vice President,                           1995        113,450           25,000                  --
     Secretary and General Counsel

Michael L. Tetterton                                     1996        100,000           50,000                  --
     Vice President of Operations                        1995         98,961           50,000                  --
                                                         1994         78,500           70,000                  --
James C. Baughman, Jr.                                   1996        100,000           50,000                  --
     Chief Financial Officer and Treasurer               1995         37,693           25,000                  --

(1) The aggregate amount of perquisites and personal benefits for Messrs. Cowgill, Moriarty, Anderson, Tetterton and Baughman for the years ended December 31, 1996, 1995 and 1994 did not exceed the lesser of (a) $50,000 or (b) 10% of their respective annual salary and bonus for the fiscal years presented.

(2) All other compensation for Messrs. Cowgill, Moriarty, Anderson, Tetterton and Baughman consists of an auto allowance.

OPTION GRANTS

          The following table sets forth information regarding grants of stock options to the Named Executive Officers during 1996 pursuant to the 1995 Plan. Options to acquire 396,502 shares of Common Stock were granted under the 1995 Plan during 1996. No separate stock appreciation rights ("SARs") were granted during 1996.

                                                                     INDIVIDUAL GRANTS
                                                                     -----------------
                                 Number of        % of Total                                           Potential Realizable Value
                                 Securities          Options                                            at Assumed Annual Rates
                                 Underlying         Granted to         Exercise                           of Stock Price
                                  Options         Employees in           Price            Expiration      Apreciation for
Name                              Granted        Fiscal Year (1)      Per Share (6)         Date            Option Term (2)
----                              -------        ---------------      ------------          ----       ---------------------------
                                                                                                           5%            10%
Michael J. Moriarty               150,000 (3)        37.8%             $15.75               8/22/06     $1,486,500   $  3,765,000
Creighton R. Schneck               75,000 (4)        18.9%             $15.25              11/11/06     $  719,250   $  1,822,500
James C. Baughman, Jr.             75,000 (5)        18.9%             $20.83               5/28/06     $  982,500   $  2,490,000



(1) Includes options to acquire an aggregate of 96,502 shares granted to 11 other employees of the Company during 1996.

(2) Represents potential realizable value at assumed annual rates of appreciation over the exercise price of the options for the option term.

(3) Thirty-three percent of such options became exercisable on August 22, 1996, grant date. An additional one-third of such options will become exercisable on August 22 of each of the two years thereafter. The options are exercisable for ten years from the grant date.

(4) Twenty-five percent of such options become exercisable on November 11, 1997, and an additional twenty-five percent of such options will become exercisable on November 11 of each of the three years thereafter. The options are exercisable for ten years from the grant date.

(5) Twenty-five percent of such options become exercisable on May 28, 1997, and an additional twenty- five percent of such options will become exercisable on May 28 of each of the three years thereafter. The options are exercisable for ten years from the grant date.

(6) The exercise price equals the closing market price on the date of grant.

1995 YEAR-END OPTION VALUE TABLE

          The following table sets forth certain information with respect to the value of unexercised "in-the-money" options held by the Named Executive Officers of the Company at December 31, 1996. No options were exercised by the Named Executive Officers of the Company during 1996.

                                            Number of Securities                      Value of Unexercised
                                           Underlying Unexercised                   In-The-Money Options at
Name                                         Options at 12/31/96                            12/31/96

                                           Exercisable        Unexercisable          Exercisable       Unexercisable
                                                 #                    #                   $                  $
                                           ------------       -------------         ------------       -------------
Norwood Cowgill, Jr.                           300,000                --              1,725,000                --
Michael J. Moriarty                             50,000              100,000               --                   --
William E. Anderson II                          28,125               84,375             161,719              485,156
Michael L. Tetterton                            28,125               84,375             122,719              368,157
Creighton R. Schneck                              --                 75,000                                   37,500
James C. Baughman, Jr.                           9,376              103,124              23,926               71,775

(1) The value of unexercised "in-the-money" options is based on the difference between the December 31, 1996, closing price of the Company's Common Stock of $15.75 as reported by The Nasdaq Stock Market, on which the Company's Common Stock trades, and the exercise price of the options.

COMPENSATION OF DIRECTORS

          Each non-employee director serving at the time of the Company's IPO was awarded 750 shares of Common Stock and each non-employee director was granted options to purchase 15,000 shares of Common Stock at an exercise price equal to the closing price of a share of the Company's Common Stock on the date of their election to the Board of Directors, or for the directors serving at the time of the IPO, the price of a share of common stock in the IPO. Each non-employee director also is paid a $10,000 annual retainer paid quarterly, plus $500 for each Board of Directors meeting attended, $250 for each committee meeting attended and $250 for each telephonic Board of Directors or committee meeting attended. In addition, the Company reimburses all directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors. Messrs. Cowgill, Moriarty and Anderson receive no compensation as directors, other than reimbursement for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, UNDERSTANDINGS, NON-COMPETE AGREEMENTS AND EMPLOYEE COMPENSATION

          In June, 1995, Mr. Cowgill entered into an employment agreement (the "Cowgill Employment Agreement") with the Company. Pursuant to the Cowgill Employment Agreement, Mr. Cowgill serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Cowgill Employment Agreement provides for initial annual base compensation of approximately $150,000, subject to any increase in base compensation approved by the Compensation Committee of the Board of Directors. The Cowgill Employment Agreement provides for a term of approximately two years from the closing of the IPO, subject to earlier termination in the event of death, disability or other termination. The Cowgill Employment Agreement also provides that Mr. Cowgill may voluntarily terminate his employment with the Company upon 90 days written notice but would remain subject to the non-compete provisions of the Cowgill Employment Agreement. The Cowgill Employment Agreement provides for certain severance payments in the event of death or disability or upon termination of employment by the Company without cause and, after a Change in Control of the Company (as defined in the Cowgill Employment Agreement). In addition, the Cowgill Employment Agreement contains certain non-compete covenants which prohibit Mr. Cowgill from managing or developing any extended stay hotels during the term of employment with the Company and for a period of two years thereafter.

          In July, 1996, Mr. Moriarty who is a director, President and Chief Operating Officer of the Company, entered into an employment agreement (the "Moriarty Employment Agreement") with the Company. The Moriarty Employment Agreement provides for an annual salary of approximately $200,000, subject to any increase in base salary approved by the Compensation Committee of the Board of Directors. The Moriarty Employment Agreement provides for a term of approximately two and one-half years, expiring December 31, 1998, subject to earlier termination in the event of death, disability or other termination. The Moriarty Employment Agreement also provides that Mr. Moriarty may voluntarily terminate his employment with the Company upon 90 days written notice but would remain subject to the non-compete provisions of the Moriarty Employment Agreement. The Moriarty Employment Agreement provides for certain severance payments in the event of death or disability or upon termination of employment by the Company without Cause, as defined in the agreement. In addition, Mr. Moriarty is entitled to a lump-sum payment of $300,000 in the event his employment with the Company continues through August 21, 2001, or he is terminated by the Company without Cause prior to August 31, 2001; earlier Voluntary Termination will entitle Mr. Moriarty to a pro-rated payment between $15,000 and $60,000. The Moriarty Employment Agreement contains certain non-compete covenants which prohibit Mr. Moriarty from managing or developing any extended stay hotels during the term of employment with the Company and for a period of two years thereafter.

          Messrs. Anderson, Tetterton, Schneck and Baughman have entered into non-compete agreements with the Company, which provide that if each such executive officer voluntarily terminates his employment, such executive officer shall not for a period of two years thereafter serve as an officer, director, owner or in any other capacity in an extended stay hotel within 300 miles of a StudioPLUS hotel. If such executive officer's employment is terminated by the Company, the Company may elect to put in effect the non-compete provision described above for any period of time between 6 months and 24 months by so advising such executive officer within 14 days of his termination date and paying that executive officer during such period an amount equal to the higher of his rate of weekly salary in effect when the agreement was entered into or his weekly salary at the time of termination of his employment.

          Salaries for the other Named Executive Officers of the Company are Mr. Anderson - $125,000, Mr. Tetterton - $100,000, and Mr. Schneck - $150,000, Mr. Baughman - $125,000 subject to any increase approved by the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee consists of Warren W. Rosenthal, Chairman, Richard W. Furst, Thomas P. Dupree and Daniel W. Daniele. All Compensation Committee members are non-employee directors and none has any direct or indirect material interest in or a relationship with the Company, other than as less than one percent (1%) shareholders and as related to his position as a director. During 1996, none of the executive officers of the Company served on the board of directors or compensation committee of any other entity, whose executive officers served on the Compensation Committee or Board of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth the beneficial ownership of shares of Common Stock as of February 28, 1997, for (i) directors of the Company, (ii) the Chief Executive Officer and each of the Named Executive Officers, (iii) the directors and officers of the Company as a group, and (iv) each person who is a shareholder of the Company holding more than a 5% interest in the Company. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and disposition power. The number of shares represents (a) the number of shares of Common Stock the person beneficially owns plus (b) the number of shares issuable upon exercise of currently exercisable options.

                                       Amount and Nature of Beneficial Ownership

                                                              Number of
Beneficial Owners(1)                                           Shares           Percent of Class
---------------------                                          ------           ----------------
Norwood Cowgill, Jr.(2)                                       1,755,927                13.50%
1999 Richmond Road, Suite 4
Lexington, Kentucky 40502

Cohen & Steers Capital                                        1,641,100                12.61%
Management, Inc.
757 Third Avenue
New York, New York 10017

Putnam Investments, Inc.                                      1,522,104               11.70%
One Post Office Square
Boston, Massachusetts 02109

T. Rowe Price Associates, Inc                                   802,900                6.20%
100 E. Pratt Street
Baltimore, Maryland 21202

William E. Anderson II(3)                                        93,750                 *
Michael L. Tetterton(4)                                          79,830                 *
Michael J. Moriarty(5)                                           50,000                 *
James C. Baughman, Jr.(6)                                        74,215                 *
Warren W. Rosenthal(7)                                           23,250                 *
Thomas P. Dupree(7)                                              12,750                 *
Richard W. Furst(7)                                               9,750                 *
Daniel W. Daniele(8)                                              3,750                 *
Creighton R. Schneck                                              1,000                 *
                                                              ---------               -----
Total for all directors and
executive officers as a group
(ten persons)(2)(3)(4)(5)
(6)(7)(8)                                                     6,070,326               46.65%
                                                              =========               =====

*    Represents less than 1% of the outstanding shares of Common Stock

(1) Unless otherwise indicated, the address of such person is c/o Studio Plus Hotels, Inc., 1999 Richmond Road, Suite 4, Lexington, Kentucky 40502.

(2) Includes 300,000 shares subject to options granted to Mr. Cowgill under the 1995 Plan exercisable at $10.00 per share. All such options are currently exercisable. Also includes 470,000 shares owned by Cowgill Partners, L.P., a limited Partnership controlled by Mr. Cowgill and certain of his family members.

(3) Includes 56,250 shares issuable to Mr. Anderson upon the exercise of options which are currently exercisable at an exercise price of $10.00 per share.

(4) Includes 37,500 shares issuable to Mr. Tetterton upon the exercise of options of which 18,750 are exercisable at $10.00 per share and an additional 18,750 are exercisable at $13.67 per share.

(5) Includes 50,000 shares issuable to Mr. Moriarty upon the exercise options which are currently exercisable at an exercise price of $15.75 per share.

(6) Includes 13,125 shares issuable to Mr. Baughman upon the exercise of options of which 7,500 are exercisable at $10.00 per share and 5,624 are exercisable at $15.33 per share. Mr. Baugman's balance also includes 29,590 shares owned by Mrs. Baughman, as to which he disclaims beneficial ownership. Mr Baughman's balance also includes 30,000 shares held in a Cowgill family trust of which he is co-trustee.

(7) Includes 7,500 shares issuable to each to Messrs. Rosenthal, Dupree and Furst upon the exercise of options which are currently exercisable at an exercise price of $10.00 per share.

(8) Includes 3,750 shares issuable to Mr. Daniele upon the exercise of options which are currently exercisable at an exercise price of $14.42 per share.

         In connection with the Merger of the Company with ESA as discussed in
Item 7 of this report on Form 10-K, Mr. Cowgill has entered into a stockholder agreement (the "Stockholder Agreement") with ESA. The terms of the Stockholder Agreement provide that Mr. Cowgill may not sell, transfer, pledge, encumber or otherwise dispose of his shares of Studio Plus Hotels, Inc. Common Stock (the "Cowgill Shares"). In addition, ESA is granted an option to purchase all of the Cowgill Shares at a purchase price of $25.00 per share. The Stockholder Agreement also permits certain executive officers of ESA to represent and to vote the Cowgill Shares with respect to the merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the year ended December 31, 1996, the Company's executive officers, directors and nominees for director did not have significant business relations with the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON

          FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

  1.  Financial Statements:

      The financial statements filed as part of this report are listed on the Index to Financial Statements on page 15.

  2.  Financial Statement Schedules:

      -27- Financial Data Schedule (for SEC use only).

(B) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1995.

(C) EXHIBITS

EXHIBIT
NUMBER
-------
 2.1 Agreement and Plan of Merger dated as of January 16, 1997, by and among Studio Plus Hotels, Inc. and Extended Stay America, Inc. (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K dated January 16, 1997, and incorporated by reference hereto).

 3.1 Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1(b) to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 3.2 First Amended and Restated By-Laws of the Registrant (previously filed as
     Exhibit 3.2(b) to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 4.1 Form of Rights Agreement Between Studio Plus Hotels, Inc. and Bank One, Indianapolis, NA. (previously filed as Exhibit 4.2 to Registration Statement on Form S- 1 (Registration No. 33-87836) and incorporated by reference hereto).

 4.2 Form of Amendment and Substitution Agreement to Rights Agreement among Studio Plus Hotels, Inc., Bank One, Indianapolis N.A. and Fifth Third Bank (previously filed as Exhibit 4.3 to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

*4.3 Form of Amendment No. 2 to Rights Agreement among Studio Plus Hotels,
     Inc., and Fifth Third Bank.

*10.1 Employment Agreement and Offer Letter between the Company and Michael J. Moriarty.

*10.2 Confidentiality and Non-Compete Agreement between the Company and Creighton R. Schneck.

 10.3 Trademark Assignment Agreement between Studio Plus, Inc. and Studio Plus of America, Inc. (previously filed as Exhibit 10.29 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.4 Indemnification Agreement among Studio Plus of America, Inc., Studio Plus Properties, Inc. and Norwood Cowgill, Jr. (previously filed as Exhibit
       10.29 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.5  Studio Plus Hotels, Inc. 1995 Stock Incentive Plan (previously filed as
       Exhibit 10.29 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.6 Studio Plus Hotels, Inc. Non-Employee Directors' Stock Incentive Plan (previously filed as Exhibit 10.29 to Registration Statement on Form S-1 (Registration No. 33- 87836) and incorporated by reference hereto).

 10.7 Revolving Credit Loan Agreement between Studio Plus Hotels, Inc., Studio Plus Properties, Inc. and Bank One, Lexington, NA dated as of May 23, 1995 (previously filed as Exhibit 10.33 to Registration Statement on Form S-1 (Registration No. 333- 1864) and incorporated by reference hereto).

 10.8 First Amendment to Revolving Credit Loan Agreement between Studio Plus Hotels, Inc., Studio Plus Properties, Inc. and Bank One, Lexington, NA dated as of May 23, 1995 (previously filed as Exhibit 10.33(a) to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

 10.9 Second Amendment to Revolving Credit Loan Agreement between Studio Plus Hotels, Inc., Studio Plus Properties, Inc. and Bank One, Lexington, NA dated as of February 28, 1996 (previously filed as Exhibit 10.33(b) to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

 10.10 Form of Indemnification Agreement between Studio Plus Hotels, Inc. and its directors and officers (previously filed as Exhibit 10.34 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.11 Employment Agreement between Studio Plus, Inc. and Norwood Cowgill, Jr. (previously filed as Exhibit 10.35 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.12 Confidentiality and Non-Compete Agreement between the Company and William
       E. Anderson, II dated October 26, 1995 (previously filed as Exhibit 10.36 to Registration

      Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

10.13 Confidentiality and Non-Compete Agreement between the Company and
      Benjamin A. Keam dated October 26, 1995 (previously filed as Exhibit 10.37 to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

10.14 Confidentiality and Non-Compete Agreement between the Company and Michael
      L. Tetterton dated October 26, 1995 (previously filed as Exhibit 10.38 to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

10.15 Confidentiality and Non-Compete Agreement between the Company and James
      C. Baughman, Jr. dated October 26, 1995 (previously filed as Exhibit 10.39 to Registration Statement on Form S-1 (Registration No. 333-1864) and incorporated by reference hereto).

10.16 Form of Canadian Trademark Assignment Agreement between Studio Plus, Inc. and Studio Plus Hotels, Inc. (previously filed as Exhibit 10.36 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.17 Registration Rights Agreement between Studio Plus Hotels, Inc. and Affiliated Shareholders (previously filed as Exhibit 10.37 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.18 Merger Agreement among Studio Plus at Greensboro, Inc., Studio Plus Hotels, Inc. and Studio Plus Properties, Inc. (previously filed as Exhibit
      10.41 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.19 Form of Amendment to Merger Agreement between Subchapter S Predecessor Entities, Studio Plus Properties, Inc. and Studio Plus Hotels, Inc. (previously filed as Exhibit 10.42 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.20 Form of Second Amendment to Merger Agreement between Studio Plus, Inc. and Studio Plus Hotels, Inc. (previously filed as Exhibit 10.43 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.21 Form of First Amendment to Exchange Agreement among Norwood Cowgill, Jr., Walker L. Newton and Studio Plus Hotels, Inc. (previously filed as Exhibit
      10.44 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

10.22 Form of First Amendment to Exchange Agreement among Norwood Cowgill, Jr., Walker L. Newton and Studio Plus Hotels, Inc. (previously filed as Exhibit
      10.45 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.23 Form of Amendment to Exchange Agreement among W&W, Inc. Studio Plus North Lindbergh, Inc. and Studio Plus Hotels, Inc. (previously filed as Exhibit
       10.46 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

 10.24 Form of Amendment to Exchange Agreement among Myrtle Redevelopment Corporation, Studio Plus at Westport, Inc. and Studio Plus Hotels, Inc (previously filed as Exhibit 10.47 to Registration Statement on Form S-1 (Registration No. 33-87836) and incorporated by reference hereto).

*11.1  Computation of Earnings Per Share.

 21.1 List of subsidiaries (previously filed as Exhibit 21.1 to the 1995 Current Report on Form 10-K dated March 18, 1996 and incorporated by reference hereto).

*23.1  Consent of Coopers & Lybrand L.L.P.

*27    Financial Data Schedule (for SEC use only).

* Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

                              STUDIO PLUS HOTELS, INC.
                              a Virginia Corporation
                              (Registrant)

                              By:      /s/ NORWOOD COWGILL, JR
                                       ----------------------------------
                                       Norwood Cowgill, Jr.
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                                   DATE
          ---------                               -----                                   ----
    /s/ NORWOOD COWGILL, JR.               Chairman of the Board of                   March 4, 1997
--------------------------------           Directors and Chief Executive
         Norwood Cowgill, Jr.              Officer


    /s/ RICHARD W. FURST                   Director                                   March 4, 1997
--------------------------------
        Richard W. Furst

                                           Director                                   March 4, 1997
--------------------------------
        Thomas P. Dupree

                                           Director                                   March 4, 1997
--------------------------------
        Warren W. Rosenthal

                                           Director                                   March 4, 1997
--------------------------------
        Daniel W. Daniele

/s/ Michael J. Moriarty                    Director, President and Chief              March 4, 1997
--------------------------------           Operating Officer
        Michael J. Moriarty

    /s/ WILLIAM E. ANDERSON, JR.                    Director, Executive Vice                   March 4, 1997
--------------------------------                    President, Secretary and
        William E. Anderson, Jr.                    General Counsel


    /s/ JAMES C. BAUGHMAN, JR.                      Chief Financial Officer and                March 4, 1997
---------------------------------                   Treasurer (Principal Financial
        James C. Baughman, Jr.                      Officer)


    /s/ DONALD F. VITTITOW                          Vice President, Controller
---------------------------------                   (Principal Accounting Officer)             March 4, 1997
        Donald F. Vittitow